Form 10QSB
period 1994-03-31
PRIME CAPITAL CORP
filed 1994-05-13
CIK 791013

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB

(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994
OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission file number 0-14888


PRIME CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

     Delaware                                            36-3347311
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         identification no.)

          10275 West Higgins Road, Suite 200, Rosemont, Illinois      60018
               (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (708) 294-6000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X

As of March 31, 1994, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES


    INDEX


PART I.   FINANCIAL INFORMATION                            PAGE

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three Months Ended
            March  31, 1994 and 1993 . . . . . . . . . . . . 3

          Consolidated Balance Sheets --
            March 31, 1994 and December 31, 1993 . . . . . . 4

          Consolidated Statements of Cash Flows --
            Three Months Ended March 31, 1994 and 1993 . . . 5

          Notes to Consolidated Financial Statements . . . . 6

     Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . .7-9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . .9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .10

                     PART I.  Financial Information

Item I. Financial Statements

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

             Consolidated Statements of Operations (Unaudited)



                                              Three Months Ended March 31

                                                 1993                1994
Revenues:
 Rentals on leased equipment                     82,043              77,482
 Direct financing leases                         79,202              52,938
 Fee income                                     288,132             571,762
 Gain on sale of leased equipment               197,151             868,323
 Interest                                        49,651              77,369
 Other income                                    22,010             181,094
  Total revenues                                718,189           1,828,968

Expenses:
 Amortization of deferred finance costs           3,045              27,781
 Depreciation of leased equipment                38,432               8,412
 Selling, general and administrative          1,056,022             993,537
 Interest                                        15,457                 244
 Net capitalized initial direct costs          (70,471)             (3,969)
  Total expenses                              1,042,485           1,026,005


Income (loss) before income tax expense       (324,296)             802,963
Income tax expense                               ----                ----
Net income (loss)                             (324,296)             802,963

 Net income (loss) per common and common
        equivalent share:                        (0.08)                0.19

See accompanying notes to consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                  Consolidated Balance Sheets (Unaudited)
                                                  March 31      December 31
  ASSETS                                           1994              1993

Cash and cash equivalents                           3,509,591     4,060,079
Receivables:
 Rentals on leased equipment                           36,835        64,192
 Due from equipment trusts                             55,978       190,975
 Other                                              2,103,657     2,462,782
Net investment in direct financing leases           4,091,187     2,458,694

Leased equipment, net of accumulated
 depreciation of $38,432 at March 31, 1994          1,773,654         ---
Deposits on equipment                                 820,331       163,779
Property and equipment, net of accumulated
 depreciation of $860,073 and $830,792
 at March 31, 1994 and December 31, 1993 respectively 348,969       368,243
Other assets                                        1,337,243       882,147
 Total assets                                      14,077,445    10,650,891


LIABILITIES AND STOCKHOLDERS EQUITY

Notes payable to banks                              5,334,763     1,092,258
Accounts payable for equipment                        615,750       418,380
Accrued expenses and other liabilities              1,412,874     2,027,648
Deposits and advances                                 378,923       326,896
Discounted leases rentals                              38,286       164,564
 Total Liabilities                                  7,780,596     4,029,746

Stockholders' equity
 Common stock, $0.05 par value:  authorized 10,000,000 shares; issued and outstanding 4,374,365 shares at March 31, 1994
  and December 31, 1993                               218,718       218,718
 Additional paid-in capital                         9,681,225     9,681,225
 Retained deficit                                 (3,303,294)   (2,978,998)
 Treasury stock, at cost; 94,200 shares
  at March 31, 1994 and December 31, 1993           (299,800)     (299,800)
 Total stockholders' equity                         6,296,849     6,621,145

 Total liabilities and stockholders' equity        14,077,445    10,650,891


See accompanying notes to consolidated financial statements

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES

             Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended March 31
                                                    1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  (324,296)       802,963
 Adjustments to reconcile net income (loss)
  to net cash used by operations:
     Depreciation                                      67,714        42,495
     Amortization of unearned income                 (79,202)      (52,938)
     Amortization of deferred finance costs on
      direct finance leases                             3,045        27,780

 Changes in assets and liabilities:
  Rentals on leased equipment and other receivables   386,482     1,735,162
  Deferred charges                                  (158,192)          (27)
  Other assets                                      (305,922)     (116,494)
  Accrued expenses and other liabilities            (614,775)     (406,933)
  Due from equipment trusts                           134,997     (568,829)

 Net cash provided (used) by operating activities   (890,149)     1,463,179

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease             (8,723,404)   (9,519,739)
 Proceeds from sale of assets                         475,993       159,047

 Net cash used in investing activities:           (8,247,411)   (9,360,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Discounted lease proceeds from
  sale of fully leveraged finance leases           4,344,567      9,865,842
 Proceeds from notes payable to banks              4,242,505         ----

 Net cash provided by financing activities         8,587,072      9,865,842

 Increase (decrease) in cash and cash equivalents  (550,488)      1,968,329

 Cash and equivalents:
  Beginning of period                              4,060,079      2,088,870
  End of period                                    3,509,591      4,057,199

Cash paid during the period for interest              15,457            245

Supplemental schedule of noncash financing activities:
 Discounted lease rentals on direct finance leases
 collected by financial institutions                 129,322        377,657



See accompanying notes to consolidated financial statements

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Certain reclassifications have been made in the fiscal 1993 financial statements to conform to the fiscal 1994 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management believes that the reengineering of the Company's business, together with the elimination of its senior secured debt in 1992, has positioned the Company to compete more successfully within its chosen markets. The Company has eliminated excess operating costs and redesigned its management and lease administration, information and sales systems. As a result, Management believes that the Company can (i) begin to increase the volume of leases which it originates and do so with nominal increases in its back office costs; (ii) access funds to acquire equipment for lease on a competitive basis; and (iii) administer owned or managed leases in a cost effective and efficient manner.

The Company intends to continue to pursue a strategy of periodically securitizing aggregated pools of warehoused transactions as the primary methodology of permanently funding the Company's equipment loan and lease originations. Although this approach was successfully executed in 1993, there can be no assurance that the requisite volume of transactions, warehouse financing or securitized asset sales will continue to be available to the Company on terms and conditions that will enable the Company to attain its profitability and debt-to-equity objectives.

Management believes that the Company would have reported higher net income for the quarter ended March 31, 1994 if the Company had elected to permanently fund its leases with long-term debt, instead of warehousing its leases pending securitization. Although reportable earnings are adversely impacted during periods when the Company is accumulating transactions for securitization, Management believes that the Company will ultimately maximize the profits that can be realized from its leases through its strategy of aggregating and securitizing its lease receivables.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1994

Net Income (Loss)

Net loss for the three months ended March 31, 1994 was approximately $324,000 or $(0.08) per share, as compared to net income of approximately $803,000 or $0.19 per share for the same quarter of 1993. The decrease in net income resulted primarily from (i) a reduction in fee income as a result of Management's decision to warehouse transactions during the first quarter of 1994 in anticipation of a contemplated asset securitization, rather than to engage in the sale or permanent financing of individual transactions that would have resulted in immediately reportable fee income for the Company and (ii) a reduction in gains realized from the remarketing of certain equipment under various programs which the Company manages on behalf of various investors.
The reduction is attributable to a decrease in the amount of equipment available for remarketing as a result of the continued expiration of the remaining leases under these various programs.

Revenues

Revenues for the three months ended March 31, 1994 were approximately $718,000 as compared to revenues of approximately $1,829,000 for the same period last year. The decrease was largely attributable to (i) a decrease in gain on sale of leased quipment and (ii) a reduction in fee income.

One component of gains from equipment sales, gains from the remarketing of equipment on behalf of third-party investors, decreased approximately $671,000 in the first quarter of 1994 as compared to the same period in 1993. Reportable remarketing gains represent the Company's share of realized residual values on investor-owned equipment. The reduction is primarily a result of the expiration of the remaining leases in the program.

Fee income decreased approximately $284,000 in the first quarter of 1994 as compared to the same period in 1993 as a result of Management's decision to warehouse transactions during the first quarter of 1994 in anticipation of a contemplated asset securitization, rather than to engage in the sale or permanent financing of individual transactions that would have resulted in a greater level of immediately reportable fee income for the Company.

Expenses

Expenses for the three months ended March 31, 1994 were approximately $1,042,000 compared to approximately $1,026,000 during the same period of 1993, an increase of approximately 2%. A sharply lower level of amortized deferred finance costs and an increase in net capitalized initial direct costs were offset by increases in depreciation expense, selling, general and administrative expenses, and interest expense.

Depreciation expense increased approximately $30,000 in the first quarter of 1994 compared to the same period last year as a result of the Company originating and retaining a higher volume of equipment subject to operating leases.

Interest expense increased due to the Company's decision to warehouse originations pending securitization.

The increase in net capitalized initial
direct costs reflects the sharply higher volume of leased assets originated and retained by the Company in the first quarter of 1994 as compared to the first quarter of 1993.

An increase of approximately $62,000 in selling, general and administrative costs is primarily the result of an increase in origination fees paid to the third parties pursuant to vendor sales agreements and an increase in various miscellaneous expenses. Increases in these expenses more than offset a decrease in salaries and commissions.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and nonrecourse financing to fund future acquisition of leases. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way that the Company covers its costs and realizes profits from its lease originations.

Uncertainty continues to exist in the Company's core health care equipment leasing business as a result of the national debate over various healthcare reform proposals.

Although the Company continues to diversify into niche markets that Management believes offer the Company attractive returns consistent with its underwriting criteria, there can be no assurance that the Company will achieve operating results comparable to those realized in 1993.

Liquidity and Capital Resources

The Company believes that existing cash balances, cash flows from its activities, available warehouse and permanent non-recourse borrowings, and securitized asset sales will be sufficient to meet its foreseeable financing needs, provided the Company is able to originate a sufficient volume of transactions which meet its credit quality and profitability standards.


PART II - OTHER INFORMATION

Items omitted in Part II are either not applicable or the answer to the items is no.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIME CAPITAL CORPORATION
(Registrant)



            May 13, 1994        /s/ David L. Daum_____________________

                                David L. Daum, Senior Vice President

                                David L. Daum is the Principal Financial and
                                Accounting Officer and has been duly
                                authorized to sign on behalf of the Registrant


            May 13, 1994        /s/ James A. Friedman
                                James A. Friedman, Chief Executive Officer