Form 10QSB
period 1994-06-30
PRIME CAPITAL CORP
filed 1994-08-22
CIK 791013

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB

(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994
   OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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





    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No ___

As of June 30, 1994, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES


    INDEX


PART I.   FINANCIAL INFORMATION                            PAGE

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three and Six Months Ended
            June 30, 1994 and 1993 . . . . . . . . . . . . . 3

          Consolidated Balance Sheets --
            June 30, 1994 and December 31, 1993. . . . . . . 4

          Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1994 and 1993. . . . . 5

          Notes to Consolidated Financial Statements . . . . 6

     Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . 7-9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . 9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .10

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)
                       Three Months Ended June 30,   Six Months Ended June 30,
                                1994      1993           1994       1993
Revenues:
 Rentals on leased equipment $ 183,692   $ 59,836      $ 265,735   $ 137,318
 Direct financing leases       194,878     85,030        274,080     137,968
 Fee income                    162,848    455,182        450,980   1,026,944
 Gain on sale of leased
  equipment                     40,777    459,246        237,928   1,327,569
 Interest                      126,348     38,996        175,999     116,364
 Other income                   41,736    295,204         63,746     476,298
  Total revenues               750,279  1,393,494      1,468,468   3,222,461

Expenses:
 Amortization of deferred
  finance costs                    746     19,160          3,791      46,941
 Depreciation of leased
  equipment                    126,495      6,194        164,927      14,606
 Selling, general and
  administrative             1,202,642  1,221,980      2,258,664   2,215,517
 Interest                      144,058      ---          159,515         244
 Net capitalized initial
  direct costs                (83,963)    (8,449)      (154,434)    (12,418)
  Total expenses             1,389,978  1,238,885      2,432,463   2,264,890

Income (loss) before
 income tax expense          (639,699)    154,609      (963,995)     957,571
Income tax expense               ---         ---           ---         ---
Net income (loss)          $ (639,699)  $ 154,609    $ (963,995)   $ 957,571

Net income (loss) per common
 and common equivalent share:  $(0.15)      $0.03        $(0.23)       $0.22

See accompanying notes to consolidated financial statements

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Balance Sheets (Unaudited)

                                                  June 30,     December 31,
                                                    1994           1993
ASSETS

Cash and cash equivalents                      $  2,004,636    $  4,060,079
Receivables:
 Rentals on leased equipment                         29,717          64,192
 Due from equipment trusts                           38,210         190,975
 Other                                            1,979,947       2,462,782
Net investment in direct financing leases        12,632,090       2,458,694
Leased equipment, net of accumulated
 depreciation of $164,927 at June 30, 1994        5,124,526             --
Deposits on equipment                             2,051,094         163,779
Property and equipment, net of accumulated
 depreciation of $889,355 and $830,792
 at June 30, 1994 and December 31, 1993,
 respectively                                       319,687         368,243
Other assets                                      1,751,180         882,147
 Total assets                                   $25,931,087     $10,650,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse notes payable to banks                $14,169,096      $1,092,258
Accounts payable for equipment                    3,651,136         418,380
Accrued expenses and other liabilities            1,876,714       2,027,648
Deposits and advances                               551,158         326,896
Discounted lease rentals                             25,833         164,564
 Total liabilities                               20,273,937       4,029,746

Stockholders' equity
 Common stock, $0.05 par value:
 authorized 10,000,000 shares; issued and
 outstanding 4,374,365 shares at June 30, 1994
 and December 31, 1993                              218,718         218,718
Additional paid-in capital                        9,681,225       9,681,225
Accumulated deficit                             (3,942,993)     (2,978,998)
Treasury stock, at cost; 94,200 shares
 at June 30, 1994 and December 31, 1993           (299,800)       (299,800)
Total stockholders' equity                        5,657,150       6,621,145

Total liabilities and stockholders' equity      $25,931,087     $10,650,891

See accompanying notes to consolidated financial statements.

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)
                                              Six Months Ended June 30,

                                                 1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                               $  (963,995)   $   957,571
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
  Depreciation                                        223,490        83,889
  Amortization of unearned income                   (274,326)     (137,968)
  Amortization of deferred finance costs on
     direct finance leases                              3,791        46,941

Changes in assets and liabilities:
 Rentals on leased equipment and other receivables    517,309     1,778,696
 Deferred charges                                     152,766     (106,183)
 Other assets                                       (233,280)      (67,092)
 Accrued expenses and other liabilities             (641,140)     (115,973)
 Due from equipment trusts                          (150,934)     (644,914)

Net cash provided (used) by operating activities  (1,366,319)     1,794,967

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease            (20,164,937)   (19,811,434)
 Proceeds from sale of assets                         475,994        487,152

 Net cash used in investing activities           (19,688,943)   (19,324,282)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Discounted lease proceeds and proceeds from
  sale of fully leveraged finance leases            5,922,981     17,883,350
 Proceeds from notes payable to banks              13,076,838       ---

Net cash provided by financing activities          18,999,819     17,883,350

Increase (decrease) in cash and cash equivalents  (2,055,443)        354,035

Cash and equivalents:
 Beginning of period                                4,060,079      2,088,870
 End of period                                 $    2,004,636   $  2,442,905

Cash paid during the period for:
 Interest                                           $ 159,515         $  244

Supplemental schedule of noncash financing activities:
 Discounted lease rentals on direct finance leases
 collected by financial institutions                $ 142,522      $ 689,067

See accompanying notes to consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since 1992, the Company has implemented certain strategic initiatives designed to enhance the Company's operating results. These initiatives included
(i) re-engineering the Company's operations, (ii) establishing a broader earnings base by diversifying into vendor finance, and (iii) increasing the overall profitability of the Company's equipment financing transactions through the use of asset securitizations. Although certain of the these measures negatively impact near-term reported earnings, Management believes that these initiatives will have a positive long-term impact on the Company's growth and earnings.

During the first six months of 1994, the Company originated and funded, or committed to fund, approximately $58 million in equipment finance transactions, compared to about $40 million during the same period in 1993 (an increase of 45%). Management estimates that the net income the Company will realize from the securitization of loan and lease receivables originated during the first six months of 1994 will be substantially greater than the net income the Company realized from leases and loans originated during the comparable period of 1993.

The Company intends to continue to pursue a strategy of periodically securitizing aggregated pools of warehoused transactions as the primary methodology of permanently funding the Company's equipment loan and lease originations. Funding through asset securitization vehicles should be subject to lower interest rates and therefore less expensive for the Company than the individual sale of transactions. As a result, the increased use of this technique by the Company should maximize reportable earnings, particularly if, as anticipated, the volume of equipment financing transactions continues to increase as a result of the Company's expansion into vendor finance.

Management believes that the Company would have reported significant net income for the quarter ended June 30, 1994 and for the six month period ended June 30, 1994, if the Company had elected to permanently fund its leases with long-term debt, instead of warehousing its leases pending securitization. By not permanently funding its transactions, the Company forgoes the immediate one-time recognition of income received when transactions are sold outright. During the "warehousing" period between the origination and transfer of the Company's equipment financing transactions to securitization vehicles, the Company reports net finance income computed in accordance with generally accepted accounting principles. The rules, in effect, spread income over the term of the transaction (usually five years). The Company's operating expenses are largely recognized as incurred. Upon securitization, the Company accelerates the cash and reportable earnings inherent in the transactions. Management believes that when these inherent gains are realized through the securitization of the loan and lease receivables that have been warehoused throughout the first six months of 1994, the Company will report profitable results. Although reportable earnings are adversely impacted during periods when the Company is accumulating transactions for securitization, Management believes that the Company will ultimately maximize the profits that can be realized from its leases through its strategy of aggregating and securitizing its lease receivables.

Management anticipates reporting profitable operating results on a quarterly basis from and after such time as the Company's expansion into vendor finance results in a volume of loan and lease originations that will enable the Company to securitize its contract receivables on a more frequent basis than is now practicable. Although the strategy of aggregating and securitizing transactions was successfully executed in 1993, there can be no assurance that the requisite volume of transactions, warehouse financing or securitized asset sales will continue to be available to the Company on terms and conditions that will enable the Company to attain its profitability and debt-to-equity objectives.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1994

Net Income (Loss)

Net loss for the three months ended June 30, 1994 was approximately $640,000 or $(0.15) per share, as compared to net income of approximately $155,000 or $0.03 per share for the same quarter of 1993. In general, the reportable loss largely results from the impact of generally accepted accounting principles as they apply to the recognition of revenue and income relating to warehoused assets. In particular, the decrease in net income resulted primarily from (i) a reduction in fee income as a result of Management's decision to warehouse transactions during the second quarter of 1994 in anticipation of a contemplated asset securitization, rather than to engage in the sale or permanent financing of individual transactions that would have resulted in immediately reportable fee income for the Company and
(ii) a reduction in gains realized from the remarketing of certain equipment under various programs which the Company manages on behalf of various investors. The reduction is attributable to a decrease in the amount of equipment available for remarketing as a result of the continued expiration of the remaining operating leases which the Company manages on behalf of third-party investors.

Revenues

Revenues for the three months ended June 30, 1994 were approximately $750,000 as compared to revenues of approximately $1,393,000 for the same period last year. The decrease was largely attributable to (i) a decrease in gain on sale of leased equipment and (ii) a reduction in fee income.

One component of gains from equipment sales, gains from the remarketing of equipment on behalf of third-party investors, decreased approximately $415,000 in the second quarter of 1994 as compared to the same period in 1993. Reportable remarketing gains represent the Company's share of realized residual values on investor-owned equipment. The reduction is primarily a result of the expiration of the remaining leases in third-party investor programs.

Fee income decreased approximately $292,000 in the second quarter of 1994 as compared to the same period in 1993 as a result of Management's decision to warehouse transactions during the second quarter of 1994 in anticipation of a contemplated asset securitization, rather than to engage in the sale or permanent financing of individual transactions that would have resulted in a greater level of immediately reportable fee income for the Company.

Expenses

Expenses for the three months ended June 30, 1994 were approximately $1,390,000 compared to approximately $1,239,000 during the same period of 1993, an increase of approximately 12%. A sharply lower level of amortized deferred finance costs and an increase in net capitalized initial direct costs were offset by increases in depreciation expense and interest expense.

Depreciation expense increased approximately $120,000 for the three months ended June 30, 1994 compared to the same period last year as a result of the Company originating and retaining a higher volume of equipment subject to operating leases.

Interest expense increased due to the Company's decision to warehouse originations pending securitization.

The increase in net capitalized initial direct costs reflects the sharply higher volume of leased assets originated and retained by the Company in the second quarter of 1994 as compared to the second quarter of 1993.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1994

Net Income (Loss)

Net loss for the six months ended June 30, 1994 was approximately $964,000 or $(0.23) per share compared to net income of approximately $958,000 or $0.22 per share for the same period of last year. In general, the net loss reported by the Company for the first six months of 1994 is substantially attributable to an approximate 54% decrease in reported revenues for the first six months of 1994 compared to the same period of 1993 (approximately $1.5 million for 1994 vs. approximately $3.2 million for 1993). This decrease in reportable revenues is a direct consequence of Management's decision to warehouse financed assets during 1994. Both the volume and projected profitability of the Company's originations are up significantly for the first six months of 1994 compared to the same period of 1993. As a result, Management believes that the Company's net income would have shown a significant increase if the Company had employed its historic practice of funding its transactions through an outright sale. Notwithstanding the negative near-term accounting results associated with the Company's decision to warehouse originations until a securitizable critical mass has been attained, Management believes that securitization vehicles will ultimately maximize the cash flow and net income that can be realized from the Company's equipment financing transactions.

Revenues

Revenues for the six months ended June 30, 1994 were approximately $1,468,000 versus $3,222,000 for the same six months of last year. The decrease of approximately 54% is primarily due to (i) a decrease in the gain on the sale of equipment the Company remarkets on behalf of third-party investors, attributable to a decline in the amount of equipment available for remarketing and (ii) a reduction in fee income as a result of Management's decision to warehouse assets in anticipation of an asset securitization.

Gain on sale of equipment decreased approximately 82% for the first six months of 1994 versus the same period during 1993, as operating leases managed by the Company continue to expire.

Fee income decreased by approximately $576,000 or 56% for the first six months of 1994 versus 1993. This decrease is due to a lower volume of new leases having been discounted or sold during that period.

Expenses

Expenses for the first six months of 1994 were approximately $2,432,000 versus approximately $2,265,000 for the comparable period of 1993.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and nonrecourse financing to fund future acquisitions of equipment financing receivables. Second, the Company must originate a sufficient volume of equipment lease and loan receivables structured and priced in such a way that the Company covers its costs and realizes profits from its finance asset originations.

Uncertainty continues to exist in the Company's core health care equipment leasing business as a result of the national debate over various healthcare
reform proposals.   The Company is seeking to offset the negative impact
of such uncertainty by expanding into vendor finance.

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


                        PRIME CAPITAL CORPORATION
                           (Registrant)




           August 19, 1994  /s/ David L. Daum_____________________
                            David L. Daum, Senior Vice President

                            David L. Daum is the Principal Financial and
                            Accounting Officer and has been duly authorized to sign on behalf of the Registrant




            August 19, 1994   /s/ James A. Friedman
                              James A. Friedman, Chief Executive Officer.