Form 10QSB
period 1994-09-30
PRIME CAPITAL CORP
filed 1994-11-21
CIK 791013

FORM 10-QSB
                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549


                                              FORM 10-QSB


(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1994
   OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

As of September 30, 1994, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES


    INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three and Nine Months Ended
            September 30, 1994 and 1993 . . . . . . . . . . . . .  3

          Consolidated Balance Sheets --
            September 30, 1994 and December 31, 1993. . . . . .  . 4

          Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1994 and 1993. . . . . 5

          Notes to Consolidated Financial Statements . . . . . . . 6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .7-10

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . .10

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . .11

                                  PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                         PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Operations (Unaudited)
                         Three Months Ended               Nine Months Ended
                           September 30,                     September 30,
                          1994           1993             1994        1993
Revenues:
 Rentals on leased
  equipment            $ 296,276      $  106,267       $ 562,011   $  243,585
 Direct financing
  leases                 330,722         312,806         604,802      450,774
 Fee income              842,355          78,427       1,293,335    1,105,371
 Gain on sale of leased
  equipment               24,574         782,090         262,502    2,109,659
 Interest                249,746          45,403         425,745      161,767
 Other income            146,714          35,826         210,460      512,124

 Total revenues        1,890,387       1,360,819       3,358,855    4,583,280

Expenses:
 Amortization of deferred
  finance costs              452          12,165           4,243       59,106
 Depreciation of leased
  equipment              181,656          66,371         346,583       80,977
 Selling, general and
  administrative       1,257,310       1,137,835       3,515,974    3,353,352
 Interest                467,440          25,247         626,955       25,491
 Net capitalized initial
  direct costs          (81,072)        (57,982)       (235,506)     (70,400)

  Total expenses       1,825,786       1,183,636       4,258,249    3,448,526

Income (loss) before
 income tax expense       64,601         177,183       (899,394)    1,134,754
Income tax expense         ---            ---             ---          ---
Net income (loss)      $  64,601       $ 177,183      $(899,394)   $1,134,754

Net income (loss) per common
 and common
equivalent share:         $0.02           $0.04          $(0.21)        $0.27

Average shares
  outstanding          4,280,165      4,280,165        4,280,165    4,280,165

See accompanying notes to consolidated financial statements

              PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                 Consolidated Balance Sheets (Unaudited)


                                          September 30,       December 31,
                                              1994                1993
ASSETS

Cash and cash equivalents                 $   3,162,897     $  4,060,079
Receivables:
 Rentals on leased equipment                     61,509           64,192
 Due from equipment trusts                       90,121          190,975
 Other                                        2,554,380        2,462,782
Net investment in direct financing leases       511,268        2,458,694
Deposits on equipment                           550,952          163,779
Property and equipment, net of accumulated
 depreciation of $919,140 and $830,792
 at September 30, 1994 and December 31, 1993,
 respectively                                   296,633          368,243
Other assets                                  2,875,566          882,147

 Total assets                               $10,103,326      $10,650,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Warehouse notes payable to banks           $    868,099       $1,092,258
Accounts payable for equipment                  139,435          418,380
Accrued expenses and other liabilities        2,819,748        2,027,648
Deposits and advances                           541,207          326,896
Discounted lease rentals                         13,086          164,564

Total liabilities                             4,381,575        4,029,746

Stockholders' equity
 Common stock, $0.05 par value:
 authorized 10,000,000 shares; issued and
 outstanding 4,374,365 shares at
 September 30, 1994 and December 31, 1993      218,718           218,718
Additional paid-in capital                   9,681,225         9,681,225
Accumulated deficit                         (3,878,392)       (2,978,998)
Treasury stock, at cost; 94,200 shares
 at September 30, 1994 and
 December 31, 1993                            (299,800)         (299,800)

Total stockholders' equity                   5,721,751         6,621,145

Total liabilities and stockholders' equity $10,103,326       $10,650,891

See accompanying notes to consolidated financial statements.

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                             Nine Months Ended September 30,
                                                   1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                             $  (899,394)   $ 1,134,754
 Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
    activities:
  Depreciation                                     434,933        127,427
  Amortization of unearned income                 (596,628)      (450,774)
  Amortization of deferred finance costs on
     direct finance leases                           4,243         59,106
  Gain on securitization                          (743,737)         ---

Changes in assets and liabilities:
 Rentals on leased equipment and other
      receivables                                  634,873        179,550
 Deferred charges                                 (547,077)      (200,519)
 Other assets                                   (1,453,447)      (175,724)
 Accrued expenses and other liabilities            792,100        (91,185)
 Due from equipment trusts                         100,854       (473,863)

Net cash provided (used) by operating
    activities                                  (2,273,280)       108,772

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease          (44,015,370)   (39,133,389)
 Proceeds from sale of assets                      479,951        754,349

 Net cash used in investing activities         (43,535,419)   (38,379,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Discounted lease proceeds and proceeds from
  sale of fully leveraged finance leases         9,661,660     19,484,910
 Proceeds (Repayment) of notes to banks           (224,158)    18,843,280
 Proceeds from securitization, net of expenses  35,474,015         ---

Net cash provided by financing activities       44,911,517     38,328,190

Increase (decrease) in cash and cash
  equivalents                                     (897,182)        57,922

Cash and cash equivalents:
 Beginning of period                             4,060,079      2,088,870
 End of period                                $  3,162,897    $ 2,146,792

Cash paid during the period for:
 Interest                                     $    626,955     $   25,491

Supplemental schedule of noncash financing activities:
 Discounted lease rentals on direct finance leases
 collected by financial institutions           $   155,721     $  952,886

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Since 1992, the Company has implemented certain strategic initiatives designed to enhance the Company's competitive strengths, operating results, and long-term growth prospects. These initiatives included
(i) re-engineering the Company's operations, (ii) establishing a broader earnings base by diversifying into vendor finance, and (iii) increasing the overall profitability of the Company's equipment financing transactions through the use of asset securitizations. Although the investments required to implement its strategic plan negatively impact currently reportable operating results, Management believes that these initiatives will have a positive long-term impact on the Company's operating profitability and future growth.

The Company has experienced a decline in its core healthcare equipment leasing business. In order to expand and diversify its revenue base, the Company has invested resources to establish a vendor sales operation during 1994. The Company has added two members to its senior management with substantial experience in developing vendor leasing programs. The process of arranging new vendor agreements and implementing the program necessarily takes an appreciable period of time (six to nine months). Management anticipates that vendor sales activities will make a significant contribution to the Company's operating results commencing in 1995. However, during 1994 the expenditures required to develop a competitive national vendor leasing operation will negatively impact operating results. Although there can be no certainty that vendor sales will offset the decline in its direct healthcare equipment leasing business, Management believes that the Company's growth opportunities will be enhanced by developing relationships with vendors from outside of the healthcare industry.

The Company completed a securitization of approximately $39 million of its equipment loan and lease receivables on September 19, 1994. As a result, the Company reported net operating income for the three month period ended September 30, 1994. Management anticipates reporting profitable operating results on a quarterly basis from and after such time as the Company's expansion into vendor finance results in a volume of loan and lease originations that will enable the Company to securitize its contract receivables on a more frequent basis than is now practicable.

The Company intends to continue to pursue a strategy of periodically securitizing aggregated pools of warehoused transactions as the primary methodology of permanently funding the Company's equipment loan and lease originations. Funding through asset securitization vehicles should be subject to lower interest rates and therefore less expensive for the Company than the individual sale of transactions. As a result, the increased use of this technique by the Company should maximize reportable earnings. Although the strategy of aggregating and securitizing transactions was successfully executed in 1993, there can be no assurance that the requisite volume of transactions, warehouse financing or securitized asset sales will continue to be available to the Company on terms and conditions that will enable the Company to attain its profitability and debt-to-equity objectives.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1994

Net Income (Loss)

Net income for the three months ended September 30, 1994 was approximately $65,000 or $0.02 per share, as compared to net income of approximately $177,000 or $0.04 per share for the same quarter of 1993. The decrease in net income for the current quarter, as compared to the same quarter of 1993, was principally due to (i) an increase in selling, general and administrative expenses due to the investment the Company is making in vendor business (ii) an increase in interest expense which is a result of Management's decision to warehouse transactions in anticipation of securitization as opposed to selling the deals outright and (iii) a reduction in gains realized from the remarketing of certain equipment under various programs which the Company manages on behalf of third-party investors. This reduction is attributable to a decrease in the amount of equipment available for remarketing as a result of the continued expiration of the remaining operating leases which the Company manages on behalf of the third-party investors.

Revenues

Revenues for the three months ended September 30, 1994 were approximately $1,890,000 as compared to revenues of approximately $1,361,000 for the same quarter of last year. The increase was attributable to an increase in all revenue categories with the exception of gain on sale of leased equipment.

Fee income increased approximately $764,000 in the third quarter as compared to the same period in 1993. This increase was primarily a result of higher fee income earned through the completion of an asset-backed securitization during the third quarter of 1994; the Company did not complete a securitization in the third quarter of 1993.

Gain on sale of leased equipment in the third quarter of 1994 decreased approximately $758,000 as compared to the third quarter of 1993. Reportable remarketing gains represent the Company's share of realized residual values on investor-owned equipment. The reduction is primarily a result of the expiration of the remaining leases in third-party investor programs.

Interest income increased approximately $204,000 for the three months ended September 30, 1994 as compared to the same period last year. The increase was due primarily to interest of approximately $206,000 which was earned as a part of the completion of the asset-backed securitization during the third quarter of 1994.

Rental income increased approximately $190,000 in the third quarter of 1994 as compared to the same period of 1993. This increase is a result of the Company originating a higher volume of equipment subject to operating leases.

Expenses

Expenses for the three months ended September 30, 1994 were approximately $1,826,000 compared to approximately $1,184,000 during the same period of 1993, an increase of approximately 54%.

Depreciation expense increased approximately $115,000 for the three months ended September 30, 1994 as compared to the same period last year as a result of the Company originating a higher volume of equipment subject to operating leases.

Interest expense increased approximately $442,000 due to the Company's decision to warehouse transactions pending securitization.

Selling, general and administrative expenses increased approximately 10.5% (about $119,000) in the first quarter of 1994 compared to the same period of 1993, principally as a result of the addition of experienced vendor sales personnel.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1994

Net Income (Loss)

Net loss for the nine months ended September 30, 1994 was approximately $899,000 or $(0.21) per share compared to net income of approximately $1,135,000 or $0.27 per share for the same period of last year. The net loss reported by the Company for the first nine months of 1994 is attributable to an approximate 27% decrease in revenues combined with an approximate 23% increase in expenses.

Revenues

Revenues for the nine months ended September 30, 1994 were approximately $3,359,000 versus $4,583,000 for the same nine months of last year. The decrease of approximately 27% is primarily due to a decrease in gain on sale of leased equipment of approximately $1,847,000. This decrease is a direct result of a decline in the amount of equipment available for remarketing under third-party investor programs.

All other revenue categories, with the exception of Other Income which decreased by approximately $302,000 when compared to the same period last year, increased (in aggregate) approximately $923,000 as compared to the same period of 1993.

Expenses

Expenses for the first nine months of 1994 were approximately $4,258,000 compared to expenses of approximately $3,449,000 for the same period of 1993. The increase of approximately 23% is primarily attributable to an increase of approximately $601,000 of interest expense as a result of the Company's decision to warehouse transactions prior to securitization. Depreciation expense also increased approximately $266,000 as a result of the Company originating a higher volume of equipment subject to operating leases.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and non-recourse financing to fund future acquisitions of equipment financing receivables. Second, the Company must originate a sufficient volume of equipment lease and loan receivables structured and priced in such a way that the Company covers its costs and realizes profits from its finance asset originations.

Uncertainty continues to exist in the Company's core health care equipment leasing business as a result of the national debate over various healthcare reform proposals. The Company is seeking to offset the negative impact of such uncertainty by expanding into vendor finance.

Although the Company continues to diversify into markets that Management believes offer the Company attractive returns consistent with its underwriting criteria, it is doubtful that the Company will achieve operating results comparable to those realized in 1993. The third quarter's profitable operations indicate improving results from the Company's activities. However, it is not expected that these improvements will be sufficient to offset the decrease in revenues from the gains on sale of leased equipment realized in 1993, or the investments that the Company has made in the vendor leasing business (which necessarily will not produce results until future periods).

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


PRIME CAPITAL CORPORATION
(Registrant)



    November 21, 1994  /s/ Gerald H. Allen_____________________

                       Gerald H. Allen, Senior Vice President

                       Gerald H. Allen is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant




   November 21, 1994   /s/ James A. Friedman

                      James A. Friedman, Chief Executive Officer.