Form 10KSB
period 1994-12-31
PRIME CAPITAL CORP
filed 1995-04-17
CIK 791013

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1994

(x) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14888

                           PRIME CAPITAL CORPORATION
         (Name of small business issuer in its charter)

    Delaware                                   36-3347311
(State or other jurisdiction       (IRS Employer Identification No.)
of incorporation or organization)

O'Hare International Center,
10275 W. Higgins Rd., Rosemont, IL                    60018-3890
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:
                (708) 294-6000

Securities registered pursuant to Section 12(b) of the Act:         None

Securities registered pursuant to Section 12(g) of the Act:Common Stock, $0.05 par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   (X)      No (  )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for year ending December 31, 1994 were $4,678,401.

The approximate market value of stock held by non-affiliates was $1,189,147 based upon 1,463,565 shares held by such persons and the average of the bid and asked prices of the Common Stock on March 30, 1995 ($.8125).
The number of shares outstanding of the Registrant's $0.05 par value common stock at March 30, 1995 was 4,280,165. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down on commission and may not necessarily represent actual transactions. (The officers and directors of the registrant are considered affiliates only for purposes of this calculation).

Documents incorporated by reference

Exhibit Index is located on pages 30 through 31. The total number of pages is 34.

                           PRIME CAPITAL CORPORATION
                                  FORM 10-KSB
                         YEAR ENDED DECEMBER 31, 1994
                                     INDEX


                                    PART I

 Item
Number
                  Page

1. BUSINESS. . . . . . . . . . . . . . . . . . . . . .. . . . . . . . .2

2. PROPERTIES. . . . . . . . . . . . . . . . . . . . .. . . . . . . . .4

3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .. . . . . . . . .5

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .5



                                    PART II

5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . .6

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .6

7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . 10

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
   ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . . . . . . .  . 10


                                   PART III

9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . 11

10. EXECUTIVE COMPENSATION AND OTHER INFORMATION . . . . . . . . . . . 13

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . 15

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . 16

13. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 17



Item 1.   BUSINESS

General

The Company is engaged principally in providing specialized equipment leasing and other financial services throughout the United States. The Company provides a variety of services including: equipment leasing and rentals, financial consulting, private placement of long-term debt, tax-exempt financing, off balance sheet real estate financing, joint ventures, project development, and healthcare equipment remarketing.
The Company was organized in 1977 as Prime Leasing, Inc., an Illinois Corporation, by James A. Friedman. In March, 1986, Prime Capital Corporation, a Delaware corporation, became a holding company for Prime
Leasing, Inc. and its affiliates. Unless the context otherwise requires, the terms "Prime" and the "Company", as used herein, refer to Prime Capital Corporation and its subsidiaries.

From the fourth quarter of fiscal year 1987, through fiscal year 1988, the Company financed the acquisition of its leased assets principally with funds drawn down on its recourse debt facility (the "Senior Secured Debt").
The Senior Secured Debt had two components: a revolving credit facility in the maximum amount of $60 million, and a term loan facility consisting of three Promissory Notes each in the amount of $10 million with varying maturity dates. During 1992, the Company pursued a settlement of the Senior Secured Debt based on a number of factors which are discussed in detail in the Company's Form 10-KSB for the fiscal year ended December 31, 1992 (the "1992 Form 10-KSB").

On December 30, 1992, the Company reached an agreement with its lenders pursuant to which the Company was released from its obligations under the Senior Secured Debt effective as of June 30, 1992. The 1992 Form
10-KSB describes in detail the terms of the Settlement Agreement. Management believes that the extinguishment of the Company's Senior
Secured Debt, together with the ongoing re-engineering of the Company's business operations, has positioned the Company to compete more effectively in its chosen markets.

Fiscal year 1993 was the first year in which the Company could formulate a business plan not subject to the restrictions associated with the Senior Secured Debt. In order to return the Company to sustained operating profitability and renewed growth, the 1993 business plan called for (i) reducing administrative costs, (ii) increasing operational efficiency,
(iii) establishing new warehousing financing facilities under which the Company could flexibly and cost effectively finance its lease originations on an interim basis, (iv) completing a securitized offering of pooled warehoused assets, (v) adding experienced revenue producing sales personnel, and (vi) developing a computerized marketing and sales system that would enhance the productivity of the Company's sales representatives and provide the Company's senior sales managers with customer feedback.

In fiscal year 1994 the Company invested in broadening its base of lease originations from its traditional heathcare customers to wholesale originations such as vendor and structured finance. The Company acquired Financial Alliance Corporation in July 1994 to expand its vendor originations. Further, the Company expanded its staffing and efforts in the structured finance group to develop new products and industry expertise. The focus of the structured finance group is to broaden the Company's wholesale origination capabilities. Additionally, the Company incorporated Prime Healthcare, Inc., a subsidiary formed to acquire, own and manage outpatient diagnostic imaging facilities and other outpatient services.

On March 16, 1995, the Company completed the issuance and sale of $56,725,781 worth of equipment lease-backed pay-through notes. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994; thus removing them from the balance sheet and recognizing sales treatment in the first quarter of 1995.

Marketing and Sales Activities

Substantially all of the Company's lease transactions are originated through its own force of approximately sixteen persons. The sales force is divided into three groups: the direct sales group, the vendor sales group, and the structured finance group.

The direct sales group calls directly on potential end users for equipment. The Company's direct sales efforts are focused on the healthcare marketplace, i.e., hospitals, major medical centers, ambulatory care facilities, laboratories, hospital management companies, and other healthcare organizations throughout the United States.

The vendor sales group (Financial Alliance Corporation) targets manufacturers and distributors of equipment with the objective of establishing financing programs for the vendors' customers. Such programs facilitate product sales for vendors and provide Prime with access to financing opportunities that supplement the Company's direct selling efforts.

The structured finance group targets new industries, bank conduit financing, portfolio acquisitions, and financing projects that involve unique structures. Their efforts are wholesale in nature but also serve to support and augment the efforts of both the direct sales and vendor groups.

Lease Terms and Conditions

The Company provides a variety of financial services which includes equipment leasing and rentals of medical and other equipment. These lease and rental contracts have terms ranging from two to five years.
All of the Company's leases are noncancelable "net" leases which contain "hell-or-high water" provisions under which the lessee must make all lease payments regardless of any defects in the equipment, and which require the lessee to maintain and service the equipment, insure the equipment against casualty loss and pay all property, sales and other taxes on the equipment. In the event of default by the lessee, the Company or the lender to whom the lease had been assigned may declare the lessee in default, accelerate all lease payments due under the lease and pursue other available remedies, including repossession of the equipment. Upon termination of equipment leases, the lessee typically has an option which is dependent upon each lease's defined end of term options, to either purchase the equipment at a mutually agreeable price, or in the case of a "conditional sales contract", at a predetermined nominal or minimum price, or to renew the lease. If the option is not exercised and the Company is unable to lease the equipment to a new user promptly upon expiration of the original lease, the Company sells the equipment.

The Company conducts its leasing business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until it has received a noncancelable lease from its customer and has determined that the lease can be either discounted with a bank or financial institution on a nonrecourse basis, or meets the lease origination standards established for a securitized pool.

All lease and loan financing decisions are subject to review under the Company's underwriting standards. Each potential lessee or borrower is assigned a credit risk rating based on specific criteria verified during the credit review process. A credit presentation is prepared and presented to the Company's Credit and Underwriting Committee. The Committee, (1) reviews and approves all material aspects of lease transactions, (2) advises on lease documentation requirements and deal structuring guidelines, (3) revises and updates underwriting standards, and (4) approves or rejects specific transactions. If the majority vote is to reject the transaction, suggestions are given for credit enhancement or repricing in line with credit risk.
When a transaction is approved, a credit approval memo is prepared on the Company's integrated computerized transaction management system which triggers final documentation and funding consistent with the credit approval.

Type of Equipment Leased

The Company leases items of equipment with an original cost ranging from approximately $50,000 to more than $2,000,000. The following table sets forth the original cost of equipment by category that the Company approved for lease (including leases to be sold as fully leveraged finance leases or to third parties) for the years ended December 31, 1994, 1993, and 1992:

                                   Telecommunications
                  Health Care          And Other        Total
1994              $47,746,000        $37,001,000      $84,747,000
1993              $46,248,000        $38,443,000      $84,691,000
1992              $51,444,000         $9,726,000      $61,170,000

For the health care market, the Company specializes in leasing diagnostic imaging and laboratory systems. The Company currently leases to full service radiology departments "non-invasive" diagnostic equipment, including conventional x-ray systems, digital subtraction angiography equipment, computerized tomography (CT) scanning equipment, ultrasound equipment, nuclear medicine equipment and magnetic resonance imaging equipment.
The Company leases automated hematology and chemistry equipment, such as blood cell counters and centrifugal and multi-stat analyzers to laboratories. The Company also leases therapeutic equipment, such as lithotripters, used in the treatment of kidney stones. The telecommunications equipment in the Company's managed portfolio is primarily sophisticated customer premises equipment.

Customers

Since its inception, the Company has entered into financing transactions with over 1,500 customers. There is no significant credit exposure with any one customer. The Company conducts a credit review of prospective customers through an examination of their financial statements and credit history, and requests audited financials annually in an effort to keep current on each customer's financial status. The Company does not believe that the loss of any one customer would have a material adverse impact on its operations.

Under vendor programs the Company provides financing programs with vendors, some exclusive some not, where the Company views the strength of the vendor as well as the end user in relation to making the credit decision.
Vendor programs generate repeat business as the vendor provides financing for their customers. Most of the vendor agreements (programs) include some form of recourse to the vendor and/or remarketing agreements.

Employees

As of December 31, 1994, the Company had 44 employees, none of whom were represented by a labor union.

Competition

The equipment leasing and related businesses of the Company are highly competitive. Many firms are engaged in the same types of businesses as the Company, including (1) finance divisions, affiliates and subsidiaries of equipment manufacturers, (2) banks, their affiliates or subsidiaries, several of which lend funds to the Company, (3) other leasing and finance companies, (4) companies and state agencies which sponsor tax-exempt financing or other investor programs for the acquisition and lease of equipment, and (5) independently formed partnerships of individuals or corporations operated for the specific purpose of leasing equipment. Many of these organizations have greater financial or other resources than the Company and, therefore, may be able to obtain funds on terms more favorable than those available to the Company.

The Company believes that its ability to compete effectively depends to a great extent upon its knowledge of the marketplace, the education, training and experience of its personnel; the relationship and reputation it has established for service and keeping its commitments with customers and vendors; and its flexibility and adaptability to the special needs of its institutional and technologically-oriented customers.

Item 2.   PROPERTIES

The Company's leased corporate headquarters occupy approximately 14,500 square feet of space in an office building located in Rosemont, Illinois
(a suburb of Chicago). Annual rent under the lease is $261,558. The lease expires on December 31, 1996. The Company also leases sales offices in Albany, New York; Charlotte, North Carolina; and Ft. Worth, Texas. Aggregate annual rent for these sales offices is approximately $21,000.

Item 3.   LEGAL PROCEEDINGS

While the Company is subject from time to time in the ordinary course of its business to legal actions and claims, it is not now a party to any legal proceeding that could have material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

None.

                                    PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS.

     (a)  Price Range of Common Stock

          The following table summarizes the quarterly price range for 1994 and 1993. Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. On July 23, 1992, the Company was removed from the National Market System (NASDAQ) and began being traded in the over-the-counter market primarily because it did not meet the minimum bid price requirement of one dollar to continue to be listed on the NASDAQ. Quotations of high and low prices after such date were obtained from Herzog, Heine, Geduld Incorporated.

                              1994                    1993
          Quarter:          High      Low           High      Low
          First          $ 1-1/2     $1-1/4        $ 3/4     $ 1/2
          Second           1-3/8      1-1/8          3/4       1/2
          Third            1-1/8        7/8            1       5/8
          Fourth           1-1/8        3/4        1-1/2         1

                                              Approximate Number of
    (b)  Title of Class                    Holders (as of December 31, 1994)

         Common Stock, $0.05 Par Value                    560

     (c)  Dividends

          The Company has never paid a dividend on its Common Stock, and no dividends are contemplated in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The financial results of 1994 were influenced by a number of economic and strategic issues including: (i) over the past several years the Company's traditional healthcare market has been changing both in size and the type of financing required by the marketplace, (ii) in 1994 the Company invested in and expanded operations in several areas to diversify its origination capabilities, (iii) the Company completed a securitization in September of 1994 totaling $39,424,940, but elected not to securitize its remaining portfolio of leases as of year end.

Over the past few years the healthcare system has been undergoing a restructuring and consolidation. In early 1994 the country was embroiled in the national "healthcare debate". As a result the healthcare industry was hesitant to make capital equipment acquisitions and the Company's traditional market slowed down. A second factor effecting the traditional market is the trend away from fair market value leases to financing leases.

Recognizing the change in the traditional market the Company invested in several areas, in late 1993 and throughout 1994, to expand its vendor originations as well as to seek other sources of wholesale originations through a structured finance group that concentrated on different market areas including portfolio purchases.

The Company has been involved in vendor originations since its inception and increasing activity in vendor and other wholesale originations is a strategic direction to compliment the traditional healthcare business. In July of 1994 the Company purchased a majority interest in Financial Alliance Corporation. Throughout the second half of 1994 the Company invested in the staffing and development of this subsidiary.

A second area of investment was in expanding the staffing and activity of the structured finance group. This group was started in late 1993 and operated throughout 1994. Structured finance develops transactions that are in different industries, that require unique structuring, purchases portfolios, and works directly with other financial institutions.

The Company formed a subsidiary, Prime Healthcare, Inc. (PHI), to acquire, own and operate diagnostic imaging and outpatient facilities. For years the Company has been providing long term lease financing to outpatient facilities and with the advent of federal legislation requiring physicians to divest their ownership interests the Company sought to change its involvement from strictly financing to ownership and management. Two industry experienced executives have been employed to start this operation, identify acquisition candidates, and to raise both capital and debt to secure these acquisitions.

The Company intends to continue to pursue a diversified strategy of funding which will include (i) periodically securitizing aggregated pools of transactions, (ii) specific program financings, (iii) portfolio sales, (iv) and financing selected transactions on a "one-off" basis. In 1994 the Company completed one asset backed securitization ($39,424,940 in September) and financed other transactions on a "one-off" basis. However, the Company elected not to close a second securitization in December of 1994 as the size of the portfolio was not sufficient so as to have made economic sense. Accordingly the total funded business was lower in 1994 than 1993 and the unsold portfolio is reflected on the Company's balance sheet as of December 31, 1994.

On March 16, 1995, the Company completed the issuance and sale of $56,725,781 worth of equipment lease-backed pay-through notes. Through this issuance the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994; thus removing them from the balance sheet and recognizing sales treatment in the first quarter of 1995.

Results of Operations

Revenue Trends - Three Years Ended December 31, 1994. Revenues were $4,678,401 in 1994, $7,559,411 in 1993, and $10,695,463 in 1992. The
decrease in revenues of $2,881,010, from 1993 to 1994 was primarily due to a reduction in "gain on sale of leased equipment" of $1,855,495 (In prior periods the Company recognized "remarketing" revenues, related to managed programs, upon the disposition of assets under these programs.
These programs are expiring and the opportunity for these "remarketing" revenues does not exist any longer). Secondly, the Company experienced a decrease in fee income of $778,094 which is due to the Company having financed a lower volume of transactions. In 1993 the Company concluded a securitization in December and recognized sales treatment on all transaction through that period. In December of 1994 the Company elected not to complete a securitization and thus did not recognize comparable sales treatment at year end. The decrease in revenues of $3,136,052 from 1992 to 1993 or 29%, was primarily attributable to the sale of certain assets and the related lease receivables in connection with the elimination of the Company's Senior Secured Debt effective June 30, 1992.

Rentals on leased equipment increased $158,001 or 29% from 1993 to 1994.
This increase was primarily the result of the Company originating a higher volume of operating leases and not concluding a securitization in December 1994 resulting in the Company holding the leases longer. Rentals on leased equipment decreased $4,449,125 or 89% from 1992 to 1993. This decreases is attributable to a decrease in the number of leases owned by the Company as a result of the sale of leases in 1992 in connection with the restructuring of the Company.

Direct finance lease income decreased insignificantly from 1993 to 1994 (less than 1%), and decreased $602,380 or 44% from 1992 to 1993.
The decrease from 1992 to 1993 was a result of the Company's focus on generating fully leveraged leases rather than direct finance leases and the reduction in the Company's owned direct finance lease portfolio as a result of the asset sale related to the settlement of recourse debt.

Fee income decreased $778,094 or 26% from 1993 to 1994 and increased $653,076 or 27% from 1992 to 1993. The decrease from 1993 to 1994 is due to the Company having financed a lower volume of transactions. The increase in fee income from 1992 to 1993 was primarily attributable to the sale of certain assets and the related lease receiveables in connection with the elimination of the Company's Senior Secured Debt effective June 30, 1992.

The gain on sale of leased equipment decreased $1,855,495 or 87% from 1993 to 1994 and increased $687,407 from 1992 to 1993. The fluctuations in this income account is a result of one component of this account, gains realized from the remarketing of equipment on behalf of managed investor programs. The company shares in gains on remarketing of investor owned equipment after the investors have received a predetermined return. The company reported gains from these programs of approximately $978,000 in 1992, $2,100,000 in 1993, and $280,000 in 1994.
The reduction in 1994 is a result of the expiration of the remaining leases under these programs.

Interest income increased approximately 22% from 1993 to 1994 and decreased approximately 2% from 1992 to 1993. The increase from 1993 to 1994 is attributable to the Company having higher invested cash balances in 1994. The decreases from 1992 to 1993 is attributable to decreases in interest rates and investment balances. In 1992 investment balances decreased due to the elimination of the Company's outstanding recourse debt.

Other income decreased $474,112 from 1993 to 1994 and increased
$583,626 from 1992 to 1993. The changes in each period are primarily the result of reserve adjustments in 1993 based upon Management's revised estimates of the underlying liability related to these reserves.

Expense Trends - Two Years Ended December 31, 1994

Expenses were $6,676,405 in 1994 an increase of 20% from the expenses of $5,551,035 in 1993. The majority of the increase in 1994 was due to increased selling general and administrative expenses. In 1994 the company invested resources in several new or expanded activities, and these activities increased selling, general and administrative expenses by $915,449. These expenses were investment to expand the Company's origination capabilities. However, the Company did not recognize any significant matching revenues in 1994.

Amortization of deferred finance costs decreased $61,011 in 1994 (93%) and $1,389,804 (96%) in 1993. These decreases were due primarily to
(1) the elimination of a significant portion of the outstanding discounted lease rentals in connection with the settlement of the Company's recourse debt, (2) the Company's increased use of off-balance sheet financing techniques, such as securitized asset sales, which do not give rise to deferred financing costs, and (3) sales of leases prior to lease expiration.

Depreciation expense increased $182,349 or 77% in 1994 from 1993 and declined $2,613,555 or 92% in 1993 from 1992. The increase in 1994 is attributable to the Company having a higher volume of operating lease originations and the Company not securitizing in the fourth quarter and holding transactions longer before sale. These decrease from 1992 to 1993 is the result of the sale of depreciable leased equipment in connection with the debt settlement in 1992.

Interest expense in 1994 was $749,952 compared to $514,377 in 1993 an increase of 46%. This increase is the result of the Company warehousing a greater volume of transactions longer, which is in part the result of not securitizing in December of 1994.

Financial Condition

The Company's financial condition continues to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and nonrecourse financing to fund future acquisitions of leases. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those leases for an amount which in the aggregate covers the Company's cost of operations, plus provides a return on stockholders' equity.

In 1993 the Company originated and financed its assets in such a manner that the Company realized net income from operations. In 1994 the Company did not recognize comparable gains on the sales of leased equipment
(related to expiring managed programs) and the company did not sell and finance the same volume of leases due to their not completing a securitization in the fourth quarter. Further the Company invested in expanding it lease originations in response to the changes in its traditional healthcare business and in a new venture. This investment did not generate funded transactions in 1994 but Management believes that the Company is positioned to substantially increase its lease originations in 1995.

Liquidity and Capital Resources

The Company uses a combination of warehouse credit facilities and internally generated cash flows to finance, on an interim basis, the acquisition of its originated lease or loan assets. Available warehouse capacity under loan agreements with five different financial institutions totalled approximately $46,400,000 in 1994, of which up to approximately
$35,000,000 was utilized in 1994 to warehouse transactions. During 1994, Prime employed up to approximately $2,000,000 of its own cash to short-term fund deals pending securitization. In 1994, the Company had at its disposal sufficient capital resources to aggregate transactions on an interim basis in anticipation of securitization or permanent long-term, non-recourse financing.

Permanent, long-term financing for the Company's originated assets is provided through either non-recourse debt or securitized asset sales. The Company currently utilizes approximately twenty institutional lenders to permanently finance lease rentals on a non-recourse basis. These financings are collateralized solely by the leased equipment and related rentals, and the Company has no recourse liability to these lenders for repayment of debt in the event of a lessee default. Typically, the proceeds of these borrowings exceed the Company's investment in the leased equipment. In the past, the Company has been able to obtain adequate non-recourse funding commitments, and the Company believes it will be able to do so in the future.

The Company intends to continue to pursue a diversified strategy of funding which will include (i) periodically securitizing aggregated pools of transactions (ii) specific program financing agreements (iii) portfolio sales (iv) and selling selected transactions on a "one-off" basis. In
1994 the Company completed one asset backed securitization
($39,424,940 in September) and sold other transactions on a "one-off" basis. However, the Company elected not to close a second securitization in December of 1994 as the size of the portfolio was not sufficient that the sale made economic sense.

The Company believes that existing cash balances, cash flows from its activities, available warehouse and permanent non-recourse borrowings, and securitized asset sales will be sufficient to meet its foreseeable financing needs, provided the Company is able to originate a sufficient volume of transactions which meet its credit quality and profitability standards.

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the registrant and the report thereon of KPMG Peat Marwick are filed as part of this annual report on Form 10-KSB:

        Consolidated Balance Sheets - December 31, 1994 and 1993

        Consolidated Statements of Operations
        -  Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Stockholders' Equity
        -  Years ended December 31, 1994, 1993 and 1992

        Consolidated Statements of Cash Flows
        -  Years ended December 31, 1994, 1993 and 1992

        Notes to Consolidated Financial Statements

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                   PART III


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT


                          Directors of the Registrant


Name                 Principal Occupation During Past
                     Five Years and Other Information    Age    Director Since

James A. Friedman    President and Chief Executive
                     Officer of the Company since
                     November 1978;
                     Treasurer of the Company from
                     August 1979 to September 1985.
                     Officer and Director of PLI.         49          1978

Leander W. Jennings  President of Jennings & Associates
                     since September 1986; Managing
                     Partner, Chicago Office of KPMG
                     Peat Marwick from January 1977
                     to February 1985; Director of A.O.
                     Smith Corporation, Alberto Culver
                     Corporation, Teppco Partners L.P.,
                     and Manville Corporation.           67          1986

Marvin T. Keeling    Executive Vice President of the
                     Company from September 1985 to
                     August 1993; Secretary of the
                     Company from November 1978 to
                     September 1993. Director of PLI.    52           1978

William D. Smithburg Chairman of The Quaker Oats Company
                    since 1983 and Chief Executive Officer
                    thereof since 1981; Director of The
                    Quaker Oats Company, Abbott
                    Laboratories,The Northern Trust
                    Corporation and Corning Glass Work. 56            1986

Robert R. Youngquist,
D.D.S.            Practicing Orthodontist and owner of
                  Robert R. Youngquist D.D.S., Ltd.
                  during the past six years.            46            1978

                     Executive Officers of the Registrant



                    Principal Occupation During
Name of Officer     Past Five Years and Other Information      Age

James A. Friedman   President and Chief Executive
                    Officer of the Company since November
                    1978; Treasurer of the Company from
                    August 1979 to September 1985.              49

Charles G. Schultz  Executive Vice President of the Company
                    since July 1, 1994. For the five previous
                    years he was Executive Vice President of
                    Sanwa Business Credit Corporation.          48

David L. Daum      Senior Vice President of the Company
                   since June 1993.  From January 1992 through
                   June 1993, President of Lake Forest
                   Capital Corporation.  From June 1987, through
                   December, 1991, President of Linc Securities
                   Corporation.  From June, 1984 through
                   July, 1987, President of Meridian Lease
                   Funding Corporation.                          42

Item 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the President and Chief Executive Officer, and the highest paid executive officer of the Company whose compensation was at least $100,000 for the last fiscal year in all capacities in which they served:

                          SUMMARY COMPENSATION TABLE
                                                              Long-Term Compensation
                             Annual Compensation                Awards        Payouts
   (a)              (b)     (c)      (d)        (e)      (f)        (g)      (h)      (i)
Name and                                     Other    Restricted                      All
Principal                                    Annual     Stock               LTIP     Other
Position           Year    Salary    Bonus   Compensa-   Award(s) Options/ Payouts  Compensa-
                             ($)      ($)      tion ($)  ($)       SAR      ($)     tion($)

James A. Friedman, 1994    357,000            3,625
  President and    1993    200,150   156,850
  Chief Executive  1992    225,537    75,000
  Officer

W. Barry Tanner    1994
  Senior Vice      1993    102,228    55,000                       25,000
  President        1992    198,494<F1>

<F1> Includes severance payment of $37,500 and a loan of $34,000. See
     "Certain Relationships and Related Transactions."

                    Options/SAR Grants in Last Fiscal Year

                                 Individual Grants

(a)          (b)                        (c)           (d)            (e)
Name       Number of Securities      % of Total     Exercise of    Expiration
            Underlying              Options/SARs     Base Price       Date
            Options/SARs Granted     Granted to       ($/sh)
                 (#)                 Employees in
                                    Fiscal Year
Charles
 Schultz       50,000                   52%           $1.88       July 1, 2004

               Aggregated Option/SAR Exercises in Last Fiscal Year and
                           FY-End Option/SAR Values

    (a)
Name              Shares Acquired   Value    Number of    Value of Unexercised
                  on Exercise (#)  Realized  Securities    In-the-Money
                                    ($)      Underlying    Options/SARs at FY-
                                             Unexercised     End ($)
                                             Options/SARs
                                             at FY-end(#)

                                             Exercisable/    Exercisable/
                                            Unexercisable   Unexercisable

David L. Daum          --                   8,333/16,667       $0/0

Charles Schultz        --                   0/50,000           $0/0

Director's Compensation

Each Director of the Company who is not an Executive Officer receives an annual retainer of $10,000 plus a fee of $500 for attendance at each meeting of the Board. In addition, members of the Committees of the Board who are not Executive Officers receive a fee of $300 for each Committee meeting attended. Directors of the Company who are also Executive Officers receive no compensation for rendering services as a Director except for reimbursement of out-of-pocket expenses.

Compensation Pursuant to Plans

The Company has adopted the 1984 Incentive Stock Option Plan
(the "ISO Plan"), the 1986 Non-Qualified Stock Option Plan (the
"Non-Qualified Plan") and the 1987 Stock Option Plan (the "1987 Plan"). All descriptions of the various plans are qualified in their entirety by reference to the actual Plan documents which are available for examination.

The ISO Plan is administered by a committee of not less than two Directors of the Board (the "Committee"). The Board must select the members of the Committee from among those Directors who are ineligible to participate in, and who have not within the year preceding appointment to the Committee been eligible to participate in, the ISO Plan or any other stock option plan of the Company. The ISO Plan empowered the Committee to grant incentive stock options to "key employees" of the Company and its subsidiaries to purchase shares of the Company's Common Stock at any time prior to the approval of the 1987 Plan. Subject to certain limitations, the ISO Plan empowered the Committee to determine the persons to whom options were granted, the number of shares to be covered by each option, the option price per share (which must have been at least equal to 100% of the fair market value of the Common Stock of the Company on the date the option is granted) and all other terms and conditions of the option and its exercise. Termination of an optionee's employment with the Company or its subsidiaries results in the termination of all options held by such optionee which were not exercisable at the time of such termination of employment. All options granted under the ISO Plan are non-assignable and non-transferable other than by will or the laws of descent and distribution.

The Non-Qualified Plan empowered the Board of Directors for a period of 10 years commencing on March 26, 1986, to grant non-qualified stock options to purchase shares of the Company's Common Stock to Directors of the Company who are not Officers or employees of the Company or its subsidiaries and to key employees who are not Directors of the Company. The Non-Qualified Plan provided for the issuance of up to 25,000 shares of Common Stock upon the exercise of options thereunder at any time prior to the approval of the 1987 Plan. A Director participant could not be granted options to purchase more than 7,500 shares of Common Stock under the plan. On March 26, 1986, the Board of Directors delegated the responsibility for the administration of the Non-Qualified Plan to the Committee. Subject to the provisions of the Non-Qualified Plan, the Committee determined the persons to whom options are granted, the number of shares subject to each option, the exercise price of each option and all other terms and conditions of exercise
Pursuant to an amendment adopted on May 1, 1986, options must have been granted at not less than 85% of the current fair market value of the shares of Common Stock. Each option granted under the Non-Qualified Plan was and is immediately exercisable in full. A portion of the shares purchased upon exercise of an option granted under the Non-Qualified Plan may, however, be subject to repurchase by the Company at the option price if the optionee ceases to be an employee or a Director, as the case may be, of the Company within five years after the date of grant of the option. Such repurchase option lapses prorata over such period and lapses entirely where certain transactions involving the Company have occurred. Options are not transferable, except that options may be exercised by the executor, administrator or personal representative of a deceased optionee for a period of not longer than one year after the death of such optionee at such time and to such extent that the optionee, had he lived, would have been entitled to exercise such option.

The 1987 Plan was adopted by the Board of Directors on March 24, 1987 and was approved by the stockholders on May 27, 1987. An aggregate of 300,000 shares of the Company's Common Stock is reserved for issuance pursuant to the exercise of options under the 1987 Plan, 200,000 of which have been transferred from the ISO Plan and 15,000 of which have been transferred from the Non-Qualified Plan.

The Board of Directors may grant options to purchase shares of the Company's Common Stock at the times and prices provided for in the agreements granting the options, subject to the terms of the 1987 Plan, to key employees (who are not Directors of the Company) and Directors (who are not Officers or employees of the Company or its subsidiaries) of the Company or its subsidiaries. Only key employees are eligible to receive incentive stock options. Key employees and Directors are eligible to receive non-qualified options. All options are subject to the specific terms and conditions evidenced by written agreements between the Company and the optionee. The maximum number of shares for which an option may be granted to any one key employee (who is not a Director of the Company) is not limited other than in the discretion of the Board. The total number of shares of Common Stock subject to options granted under the 1987 Plan to an optionee who is a Director shall not exceed 25,000.

An optionee may exercise options granted under the 1987 Plan for a period of three months following, in the case of an optionee who is an employee, termination of the optionee's employment (12 months if termination of employment is due to total and permanent disability), or, in the case of an optionee who is a non-employee Director, the time the optionee ceases to be a Director of the Company (12 months if he ceases to be a Director due to total and permanent disability) to the same extent that the optionee might have exercised such option at the time of such termination of employment or the time he ceased to be a Director, as the case may be. The Company shall have the right to repurchase certain shares on termination of employment or directorship. Options shall not be transferable, except that options may be exercised by the executor, administrator or personal representative of a deceased optionee for a period of not longer than one year after the death of such optionee at such time and to such extent that the optionee, had he lived, would have been entitled to exercise such option.

On August 31, 1994 the stockholders approved an additional 200,000 shares of the Company's Common Stock bereserved for issuance pursuant to the exercise of options under the 1987 Plan.

Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT

Current Ownership

The following table sets forth certain information as of December 31, 1994 with respect to the beneficial ownership of the Company's Common Stock by each stockholder or group known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each Director, and by all Executive Officers and Directors as a group. The information is based, in part, on data furnished by such Executive Officers, Directors and stockholders. The address of each holder of more than 5% of the Company's Common Stock other than First Financial Fund, Inc.
and Wellington Management Company is O'Hare International Center, 10275 West Higgins Road, Rosemont, Illinois 60018. The address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109. First Financial Fund, Inc.'s address is One Seaport Plaza, 25th Floor, New York, New York 10292.

   Name of                        Amount and Nature
Beneficial Owner                of Beneficial Ownership      Percent of Class
James A. Friedman <F1>                    2,198,375                48.9%

Leander W. Jennings <F2>                     27,100                  *

Marvin T. Keeling <F3>                      542,125                 12.1%

William D. Smithburg <F2><F4>                29,000                  *

Robert R. Youngquist, D.D.S. <F5>            20,000                  *

First Financial Fund, Inc. <F6>             330,000                  7.3%

All Executive Officers and Directors
as a group (5 persons) <F2>               2,816,600                 62.7%

*Less than 1%

<F1> Includes 459,975.67 shares owned by a trust for the benefit of Mr.
    Friedman's children for which Mr. Friedman disclaims beneficial ownership.

<F2> Includes outstanding options which are currently exercisable or will become exercisable within 60 days with respect to the following named individuals or groups: Messrs. Jennings, 25,000 shares; Smithburg, 25,000 shares; all Executive Officers and Directors as a group, 50,000 shares.

<F3> Includes 22,000 shares owned by trusts for the benefit of Mr. Keeling's children and 40,000 shares held in a family trust fund for which Mr. Keeling disclaims beneficial ownership.

<F4> Includes 2,000 shares owned by trusts for the benefit of Mr. Smithburg's children for which Mr. Smithburg disclaims beneficial ownership.

<F5> Includes 15,000 shares held in a pension plan of which Dr. Youngquist is a fiduciary and for which Dr. Youngquist disclaims beneficial ownership.

<F6> According to Schedules 13G filed with the Securities and Exchange
    Commission on February 10, 1995, First Financial
    Fund, Inc., an investment Company, is the beneficial owner of such shares, and Wellington Management Company, its investment advisor, may also be deemed to be a beneficial owner of those shares.

Item 12.       CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

There are no family relationships among the Directors and Executive Officers of the Company.

Prior to 1986 Mr. Friedman participated in various investor programs in which he bought equipment from PLI, and PLI assigned to him leases executed by various hospitals or other lessees. These transactions were effected in a period during which Mr. Friedman was a Director and Executive
Officer of the Company. The transactions were structured on substantially the same terms as the Company's other investor programs, except the acquisition fees paid by the Executive Officer of the Company were 50% of the usual fee. Mr. Friedman did not purchase any new transactions in 1992, 1993, or 1994.

The following is a summary of all transactions entered into prior to fiscal 1986 involving Executive Officers and Directors which were in effect as of December 31, 1994:


                     Number    Aggregate         Aggregate
                      of       Equipment          Gross
     Investor        Leases      Cost            Proceeds

    James A. Friedman   2       $261,036         $56,717



In September 1991, James A. Friedman purchased one lease and the underlying telecommunications equipment from the Company for a price of approximately $350,000, made up of cash and an assumption of the debt secured by those assets. The transaction was approved by the Company's outside directors in accordance with the Company's policy of related party transactions. The Company originally purchased the equipment for approximately $456,000 and entered into this lease in February, 1990. At the date of the sale to Mr. Friedman, the assets were carried on the Company's books at approximately $373,000. There was no income recognized by Mr. Friedman on this lease in 1994.

During 1992, W. Barry Tanner received two advances from the Company totalling $71,500. Upon Mr. Tanner's termination with the Company in August 1993, one of the advances in the amount of $37,500 was forgiven and recharacterized as a severance payment as part of Mr.
Tanner's termination arrangements with the Company. The additional $34,000 still remains outstanding.

Item 13.       EXHIBITS AND REPORTS ON FORM 8-K

   1.   Financial Statements                        Sequential Page No.

        The following financial statements of Prime
        Capital Corporation and Subsidiaries are filed as part of this annual report on Form 10-KSB:

       a) Independent Auditors' Report                        18

       b) Consolidated Balance Sheets as of December 31,
          1994 and 1993                                       19

      c) Consolidated Statements of Operations for the
          years ended December 31, 1994, 1993 and 1992        20

       d) Consolidated Statements of Stockholders'
          Equity for the years ended December 31, 1994,
          1993 and 1992                                       21

       e) Consolidated Statements of Cash Flows for the
          years ended December 31, 1994, 1993 and 1992        22

       f) Notes to Consolidated Financial Statements          23


  2.   Exhibits

       The exhibits filed in response to Item 601 of Regulation S-B as part of this Annual Report on Form 10-KSB are listed in the Exhibit Index on pages 30 through 31.


  3.   Reports on Form 8-K

       There were no reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended December 31, 1994.

                        INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Prime Capital Corporation:


We have audited the accompanying consolidated balance sheets of Prime Capital Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Capital Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, in 1993.


                                         KPMG PEAT MARWICK LLP


Chicago, Illinois

February 16, 1995

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                       Consolidated Balance Sheets

                                                    December 31,
        ASSETS                               1994                   1993
Cash and cash equivalents                 $1,945,353            $4,060,079
Receivables:
   Rentals on leased equipment                59,329                64,192
   Due from equipment trusts                  68,609               190,975
   Other                                   2,107,271             2,462,782
Net investment in direct financing
   leases                                 16,846,541             2,458,694
Leased equipment, net of accumulated
   depreciation of  $73,254 in 1994        1,924,634                 --
Deposits on equipment                        755,354               163,779
Property and equipment, net of
accumulated depreciation of $942,890
    and $830,792 in 1994 and 1993,
    respectively                             272,134               368,243
Other assets                               2,962,224               882,147
    Total assets                         $26,941,449           $10,650,891


LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks                   $ 7,889,502            $1,092,258
Accounts payable for equipment            11,919,579               418,380
Accrued expenses and other liabilities     1,996,002             2,027,648
Deposits and advances                        513,225               326,896
Discounted lease rentals                      ---                  164,564
    Total liabilities                     22,318,308             4,029,746


Stockholders' equity
    Common stock, $0.05 par value:
      authorized 10,000,000 shares;
      issued and outstanding
      4,374,365 shares in
      1994 and 1993                          218,718              218,718
    Additional paid-in capital             9,681,225            9,681,225
    Accumulated deficit                  (4,977,002)          (2,978,998)
    Treasury stock, at cost; 94,200
    shares in 1994 and 1993                (299,800)            (299,800)
    Total stockholders' equity             4,623,141            6,621,145

    Total liabilities and stockholders'
        equity                           $26,941,449          $10,650,891

See accompanying notes to consolidated financial statements.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Operations


                                   Years Ended December 31,
                                1994          1993           1992
Revenues:
   Rentals on leased
       equipment            $  700,938   $   542,937   $  4,992,062
  Direct financing leases      764,827       770,969      1,373,349
  Fee income                 2,267,641     3,045,735      2,392,659
  Gain on sale of leased
      equipment                276,848     2,132,343      1,444,936
  Interest                     416,420       341,588        350,244
  Other income                 251,727       725,839        142,213
      Total revenues         4,678,401     7,559,411     10,695,463

Expenses:
  Amortization of deferred
      finance costs              4,357        65,368      1,455,172
  Depreciation of leased
       equipment               419,837       237,488      2,851,043
  Selling, general and
        administrative       5,785,905     4,904,483      6,277,023
  Interest                     749,952       514,377      1,427,247
  Net amortized
     (capitalized) initial
      direct costs           (283,646)      (170,681)        82,664
  Bad debt expense               --             --           87,523
    Total expenses           6,676,405      5,551,035    12,180,672

Income (loss) before
    extraordinary items    (1,998,004)      2,008,376    (1,485,209)
Extraordinary items:
  Gain on settlement of
     debt, net of tax
     effect of $720,496          --            --          2,572,648
Tax effect from utilization
  of net operating loss
  carryforward                   --            --            720,496
Net income (loss)        $(1,998,004)      $2,008,376     $1,807,935

Income (loss) per common
  and common equivalent
  share:
  Income (loss) before
   extraordinary items       $(0.47)           $0.47        $(0.35)
  Extraordinary items           --               --            0.77
    Net income (loss)        $(0.47)           $0.47        $  0.42

See accompanying notes to consolidated financial statements.

                      PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             ADDITIONAL                             TOTAL
                     COMMON   PAID-IN    ACCUMULATED  TREASURY   STOCKHOLDERS'
                     STOCK    CAPITAL      DEFICIT      STOCK       EQUITY
Balance at
 December 31, 1991 $218,551  $10,325,628 $(6,795,309)  $(279,453) $3,459,417
   Net Income         --          --       1,807,935       --      1,807,935
   Stock options
    exercised           167          250       --          --            417
   Stock warrants
    repurchased        --       (644,653)      --          --      (644,653)
   Treasury stock
    purchased          --          --          --        (10,347)   (10,347)

Balance at
 December 31, 1992  218,718    9,681,225  (4,987,374)    (299,800)  4,612,769
   Net Income         --          --       2,008,376        --      2,008,376

Balance at
 December 31, 1993  218,718    9,681,225   (2,978,998)   (299,800)  6,621,145
   Net loss           --          --       (1,998,004)      --     (1,998,004)

Balance at
 December 31, 1994 $218,718   $9,681,225  $(4,977,002)   $(299,800) $4,623,141

See accompanying notes to consolidated financial statements.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows

                                           Years Ended December 31,
                                           1994         1993         1992
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                         $(1,998,004)   $2,008,376   $ 1,807,935
  Adjustments to reconcile net
    income (loss) to net cash
    provided (used) by operating
    activities:
     Depreciation                        531,936       320,846     3,027,373
     Amortization of unearned income   (756,654)     (771,342)   (1,469,734)
     Amortization of deferred
       finance costs on
       direct finance leases               4,356        65,368      985,077
     Amortization of the principal
       portion of discounted lease
       rentals on operating leases         ----          ----    (3,711,978)
     Gain on settlement of debt            ----          ----    (3,293,144)
     Gain on securitization            (632,459)    (1,874,333)      ----

  Changes in assets and liabilities
   net of effects of settlement of
   debt in 1992:
     Rentals on leased equipment and
       other receivables               1,084,162      2,363,810    1,695,261
     Deferred charges                  (261,286)      (139,690)      135,555
     Other assets                    (1,864,686)      (849,646)      875,955
     Accrued expenses and other
       liabilities                      (31,646)      (210,647)  (1,468,394)
     Due from equipment trusts           122,366        287,273    (379,015)

Net cash provided (used) by
   operating activities              (3,801,915)      1,200,015  (1,795,109)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for
     lease                          (63,753,378)    (70,171,172) (50,520,775)
  Proceeds from sale of assets           479,954         789,030   10,886,066

Net cash used in investing
    activities                      (63,273,424)    (69,382,142) (39,634,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Discounted lease proceeds and
     proceeds from sale of fully
     leveraged finance leases         22,810,629      28,334,734   48,944,853
  Proceeds (repayments) of notes
     payable to banks                  6,797,244       1,092,258  (5,750,000)
  Issuance of common stock                ----            ----           417
  Common stock purchased and put
     in treasury                          ----            ----       (10,347)
  Settlement of debt                      ----            ----    (2,367,422)
  Proceeds from securitization,
     net of expenses                  35,352,740      40,726,344      -----

Net cash provided by financing
     activities                       64,960,613      70,153,336   40,817,501

Increase (decrease) in cash and
   cash equivalents                  (2,114,726)       1,971,209    (612,317)

Cash and cash equivalents:
  Beginning of year                    4,060,079       2,088,870    2,701,187
  End of year                        $ 1,945,353     $ 4,060,079   $2,088,870

Cash paid during the year for:
  Interest                           $   732,618      $  506,926   $1,183,457
  Income taxes                       $    ----        $    ---     $   17,041

Supplemental schedule of noncash
    financing activities:
  Discounted lease rentals on direct
   finance leases collected by
   financial institutions            $  168,920       $1,095,047  $7,257,364

See accompanying notes to consolidated financial statements.

                    PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements


(1) Summary of Significant Accounting Policies

    Prime Capital Corporation, through its wholly-owned subsidiaries, is engaged principally in providing specialized equipment leasing and other financial services to the healthcare industry. Prime Capital Corporation also provides financial services in other select markets that meet its credit and underwriting standards. The accompanying consolidated financial statements include the accounts of Prime Capital Corporation and its wholly-owned subsidiaries, Prime Leasing, Inc.
    (and its subsidiaries Prime Healthcare, Inc. and Financial Alliance Corp.), Prime Equities, Ltd., Americom Resources, Inc., formerly Interstate Telecommunications Corporation, Prime Finance
    Corporation 1993-A, and Prime Finance Corporation
    1994-A.  All material intercompany transactions have been eliminated.

    (a) Revenue Recognition

    Completed lease contracts which qualify as direct financing leases, as defined by Statement of Financial Accounting Standards (SFAS) No. 13, are accounted for by recording on the balance sheet the total minimum lease payments receivable, plus the estimated unguaranteed residual value of the leased equipment, less the unearned income. The unearned lease income represents the excess of the total minimum lease payments, plus the estimated residual expected to be realized at the end of the lease term, over the cost of the related equipment. Unearned lease income is recognized as revenue over the term of the lease as a constant percentage interest return on the net investment.
    The initial direct costs are capitalized as part of the net investment in direct financing leases and amortized over the lease term as a reduction in yield.

    The cost of equipment acquired for the Company's lease transactions that qualify as operating leases, as defined by SFAS No. 13, is recorded as leased equipment and depreciated on a straight-line basis to an estimated residual value at lease termination. Lease revenue consists of periodic rentals. Initial direct costs of originating operating leases are capitalized and amortized on a straight-line basis over the lease term.

    Fee income is generated from the sale of equipment and receivables. The Company records as fee income from the sale of equipment the difference between the net sales proceeds received and the book value of equipment. When the sale of contract receivables occurs, the net proceeds on the sale less the net book value of the sold receivables is recorded as fee income.

    (b) Cash and Cash Equivalents:

    Cash and cash equivalents are generally comprised of highly liquid instruments with original maturities of 90 days or less.

    (c) Income Taxes

    As of January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". The adoption of this standard changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. The adoption of SFAS No. 109 did not have an impact on the financial position or results of operations of the Company.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

    (d) Net Income per Share

    Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are not included in the number of common and common equivalent shares because they are not dilutive. The number of common and common equivalent shares used in the computation of net income per common and common equivalent share for the years ended December 31, 1994, 1993, and 1992 were 4,280,165, 4,280,165, and 4,287,803 respectively.

    (e) Reclassifications

    Certain reclassifications have been made to the 1992 and 1993 consolidated financial statements to conform with the presentation used in 1994.

(2) Net Investment in Direct Financing Leases

    The components of the net investment in direct financing leases as of December 31 are as follows:

                                                1994             1993
Minimum lease payments receivable          $22,036,563       $2,756,293
Estimated unguaranteed residual value of
  leased equipment                             154,709          133,735
Capitalized initial direct costs                 4,448              483
Unearned income                            (5,339,179)        (381,817)
Allowance for uncollectible accounts          (10,000)         (50,000)

Net investment in direct financing leases  $16,846,541       $2,458,694

     The estimated unguaranteed residual value of leased equipment at December 31, 1994 and 1993 includes residuals of $127,723 and $133,728, respectively, recorded from residual sharing agreements with investor programs and other third parties.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

(2) Net Investment in Direct Financing Leases, Continued

    Minimum lease payments to be received on direct financing leases in each each of the next five years and beyond are as follows:

               Year Ending
               December 31
                   1995                     $4,392,617
                   1996                      4,337,888
                   1997                      4,289,113
                   1998                      3,637,215
                   1999                      3,124,034
                   Thereafter                2,255,696

    Minimum lease payments to be
         received                           $22,036,563


     Leased equipment in the Company's portfolio consists primarily of medical equipment with average 60-month lease terms, for which estimated residual values of 5% to 37% have been assigned. The following table summarizes the estimated unguaranteed residual value on direct financing leases by year of lease termination:

               Year Ending
               December 31
                   1995                        $44,027
                   1996                         11,310
                   1997                         72,392
                   1998                         ---
                   1999                         19,573
                   Thereafter                    7,407
                   Total                      $154,709

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

(3) Notes Payable to Banks

    On May 8, 1991, Prime Leasing, Inc., (PLI) entered into an agreement to restructure the terms of its revolving line of credit agreement and its fixed rate senior secured notes, collectively the Senior Secured Debt.

    On December 30, 1992, but effective as of June 30, 1992, the Senior Secured Debt of $26.4 million was retired pursuant to an Asset Purchase Agreement with a lease portfolio management company and a Settlement Agreement with the holders of the Senior Secured Debt. (Both such agreements are referred to as "Agreement".) As a result of this Agreement, PLI recorded an extraordinary gain on settlement of debt in 1992 of $2,572,648, net of tax effect of $720,496.

    The Senior Secured Lenders held warrants to acquire up to 27.5% of the Company's common stock on a fully diluted basis at $1.00 per share. PLI repurchased these warrants under the terms of the Agreement.

    Notes payable at December 31, 1994 of $7,889,502 represent amounts borrowed under various warehouse lines which were used to finance the Company's purchase of certain equipment on lease. Outstanding borrowings under the warehouse lines are typically secured by the related equipment. The various warehouse lines bear different interest rates and maturities.

(4) Securitization

    On December 31, 1993, the Company completed an asset securitization pursuant to which a wholly-owned, newly-formed, limited-purpose subsidiary of the Company issued three classes of receivables-backed, pay-through notes secured by the Company's entire interest in the pooled assets. The Company realized aggregate proceeds (net of transactional expenses and amounts disbursed directly by the Trustee to acquire certain assets in the Trust) of $40,726,344 from the transaction. Under the related indenture, the Company has provided Noteholders with additional credit enhancement in the form of (i) a cash reserve fund that will accrete over time to an amount approximately equal to 3% of initial aggregate note proceeds and (ii) limited recourse to the Company for losses that exceed amounts held in the cash reserve fund up to a maximum aggregate amount equal to 3% of the initial aggregate note proceeds. The Company has established its own allowance for expected losses under its recourse obligations to Noteholders based on its historical loss experience and Management's best estimate of future losses equal to one-half of one percent (.005%) of the initial aggregate note proceeds. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $1,874,333 has been included in fee income in the accompanying consolidated financial statements.

    On September 19, 1994, the Company completed another asset securitization pursuant to which a wholly-owned, newly-formed, limited-purpose subsidiary of the Company issued two classes of receivables-backed, pay-through notes secured by the Company's entire interest in the pooled assets. The Company realized aggregate proceeds (net of transactional expenses and amounts disbursed directly by the Trustee to acquire certain assets in the Trust) of $35,352,740 from the transaction. The Company established its own allowance for expected losses under its recourse obligations to Noteholder based on its historical loss experience and Management's best estimate of future losses equal to one-half of one percent (.005%) of the initial equipment cost. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $632,459 has been included in fee income in the accompanying consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES

(5) Discounted Lease Rentals

    Discounted lease rentals include the assignment of noncancelable rentals remaining due under the related lease contracts. In return for assigning the future lease payments, the Company receives a discounted cash payment from the lender. The Company assigns the contracts on a non-recourse basis (i.e., in the event of default by the lessee, the lender has a first lien against the underlying equipment but has no recourse against the Company).

    The aggregate principal payments on nonrecourse obligations remaining at December 31, 1993 were paid in full during 1994.

(6) Income Taxes

    The Company's net income tax provision after consideration of the tax effect from utilization of net operating loss carryforwards was zero for the years ended December 31, 1994 and 1993 and 1992.

    The reported income tax expense differs from the "expected" tax expense (benefit) (computed by applying the Federal corporate tax rate to the income before income taxes) as follows:

                                  1994         1993     1992
    Computed "expected" tax
       expense (benefit)       ($679,321)   $ 682,848      $ 614,698
    State income tax expense
       (benefit) net of Federal
       income tax expense        (97,550)     100,121         91,565
    Other - net                     9,282       4,851         14,233
    Net operating loss
      (carryforward utilized)
      unused benefit              767,589   (787,820)      (720,496)
    Total expense              $    ---     $   ---        $  ---


                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

(6) Income Taxes, Continued

    Deferred tax assets and liabilities at December 31, 1994 include:

                                  Assets       Liabilities       Net
    Net operating and
      passive activity
      loss carryforwards       $ 6,394,913         ---       $ 6,394,913

   Investment tax credit
      carryforward                 797,868         ---           797,868

   Difference in
     securitization accounting
     for tax purposes and
     financial statement
     purposes                         ---          912,364      (912,364)

    Financial statement
     reserves not currently
     deductible for tax purposes   185,578           ---          185,578

    Other, net                       ---           129,968      (129,968)

    Valuation allowance        (6,336,027)           ---      (6,336,027)

                                $1,042,332      $1,042,332    $   ----

    Included in the SFAS No. 109 at January 1, 1994 were valuation allowances of $5,212,606. During fiscal 1994, the valuation allowance increased by $1,123,421 primarily from the additional passive activity loss generated by Prime Finance Corp. 1993-A and Prime Finance Corp. 1994-A.

    The Company has $797,868 of unused investment tax credit carryforwards that are available for consolidated tax return purposes which expire at various times between 1995 and 2001. At December 31, 1994, the
    Company had a passive activity loss carryforward of approximately $10,437,000 and a net operating loss carryforward of approximately $5,960,000 available for tax return purposes. The passive activity loss carryforward does not expire, and may be used before the Company's net operating loss carryforward to offset income from future business activities of the Company. The net operating loss carryforward expires in the following manner: $2,847,000 in 2001, $1,238,000 in 2002,
    $1,215,000 in 2003, $95,000 in 2004, and $565,000 in 2006.

(7) Commitments and Contingencies

    The Company rents office space and equipment under various operating lease agreements expiring during the next two years. Future minimum rental payments required under the leases' excluding increases for future rent escalation and real estate taxes are $282,498 for 1995 and $261,558 for 1996.

    Rent expense for the years ended December 31, 1994, 1993, and 1992 was $283,777, $278,458 and $197,279 respectively.

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

(8) Stock Option Plans

    During 1987, the Company adopted the 1987 Stock Option Plan. Shares eligible for grant under the Company's 1984 Incentive Stock Option
    Plan and the 1986 Non-Qualified Stock Option Plan of 200,000 and
    15,000, respectively, were rolled into the 1987 Stock Option Plan. An additional 85,000 shares were reserved for issuance pursuant to the exercise of options under the 1987 Plan. At the time of adoption of the plan the total shares available for issuance upon exercise of the options was 300,000 shares. Shares of stock which were granted under the 1984 Incentive Stock Option
    Plan and the 1986 Non-Qualified Stock Option Plan which are terminated prior to exercise are not available for grant of new options under the 1987 plan. In August 1994 an additional 200,000 shares were made eligible for grant under the Company's 1987 Stock Option Plan. The changes in the number of shares under the option plans during 1994, 1993 and 1992, are as follows:

CAPTION>

                                    1994           1993         1992
    Number of shares:
    Shares under option
      at beginning of year         274,662        290,162      202,611
    Options granted                 94,500         33,000      133,000
    Options exercised                 ---           ---        (3,334)
    Options terminated            (13,000)       (48,500)     (42,115)
    Shares under option
      at end of year               356,162        274,662      290,162

    Options exercisable
      at end of year               214,831        181,995      153,812
    Option price on
      exercised options              ---            ---         $0.125
    Option price range      $0.125 - $12.00  $0.125 - $12.00  $0.12 - $12.00

(9) Employee Benefit Plan

    During 1985, the Company established a defined contribution benefit plan under Internal Revenue Code (the "Code") section 401(a) with a cash deferred benefit arrangement under section 401(k) of the Code. The plan covers all employees. Contributions to the plan are based on percentages of employee contributions plus discretionary contributions determined annually by the Board of Directors. Contributions of approximately $39,000, $58,000 and $32,000 were made in 1994,
   1993 and 1992, respectively, for participants in the plan.

                                 EXHIBIT INDEX

                           PRIME CAPITAL CORPORATION

Copies of the following documents are filed herewith as exhibits:


Exhibit No.  Description                              Sequential Page No.
 3.1         Certificate of Incorporation                    *
 3.2         By-Laws                                         -
10.1         Sublease dated October 8, 1985 between the      *
               Dow Chemical Company and Registrant
10.2         1984 Incentive Stock Option Plan of             *
               Registrant
10.3         1986 Non-Qualified Stock Option Plan of         *
               Registrant
10.4         Key man life insurance policies maintained      *
               by Registrant on behalf of Messrs.
               Friedman and Keeling
10.5         Remarketing Agreement between Prime Leasing,    *
               Inc. and Equipment Trust-5, an Illinois
               grantor trust
10.6         Employment Agreement between Registrant         *
               and Marvin T. Keeling
10.13        Master Lease Agreements of Registrant           *
10.13(a)     Revised Master Lease Agreements of            ****
               Registrant
10.14        Agreement dated May 31, 1985 between            *
               Registrant and Marvin T. Keeling
10.15        Stock Restriction Agreement dated July 2,       *
               1985 between Registrant and Marvin T.
               Keeling
10.18        Agreement dated December 18, 1981 between       *
               Registrant and Prime Computer, Inc.
10.19        Form of Pilot Program Agreement for Hospital    *
               Group Equipment Leasing
10.20        Form of standard Agreement for Hospital         *
               Group Equipment Leasing
10.23        Form of Equipment Bill of Sale and Assignment   *
               contracts used in equipment sale-lease
               assignment transactions between
               Registrant and each of James A. Friedman,
               Marvin T. Keeling, Robert Youngquist,
               Thomas W. Heimsoth and Allen M. Olinger,
               III
10.29        Employment Agreement between Registrant and    **
               Terry J. Billingsley (resigned as of
               August 30, 1989)
10.31        Employment Agreement between Registrant and    **
               Teresa W. McMahon (resigned as of
               August 31, 1992)
10.32(a)     Agreements constituting Senior Secured Debt    ***
10.32(b)     First Supplement thereto                       ***
10.32(c)    Second Supplement thereto (including all        ***
              Exhibits thereto)

Exhibit No. Description                               Sequential Page No.
10.32(d)    Restated Agreement relating to Revolver         ****
              Credit, Intercreditor, Senior Note
              and Other Loan Documents dated
              May 8, 1991 (including Exhibits thereto)
10.33       Complaint in Parker North American v.            ***
              Prime Capital Corporation
10.33(a)    Dismissal of Complaint in Parker North          ****
              American v. Prime Capital Corporation
10.34       Limited Consent and Waiver dated November       ****
              30, 1990
10.35       Limited Consent and Waiver dated December       ****
              31, 1990
10.36       Limited Consent and Waiver dated January        ****
              31, 1991
10.37       Limited Consent and Waiver dated February       ****
              28, 1991
10.38       Limited Consent and Waiver dated March          ****
              29, 1991
10.39       Limited Consent and Waiver dated April          ****
              30, 1991
10.40       Sale Agreement of Leased Assets to AT&T          ***
10.41       Limited Consent and Waiver dated March          *****
              31, 1992
10.42       Limited Consent and Waiver dated April          *****
              30, 1992
10.43       Limited Consent and Waiver dated May 31, 1992   *****
10.45       Limited Consent and Waiver dated June 30, 1992  *****
10.46       Limited Consent and Waiver dated July 15, 1992  *****
10.47       Agreement in Principle dated July 10, 1992      *****
10.48(a)    Settlement Agreement with Senior Secured        *****
              Lenders dated as of July 1, 1992, except
              immaterial Exhibits or Schedules
10.48(b)    Asset Sale Agreement, dated as of June 30,      *****
              1992, except immaterial Exhibits or Schedules
10.48       Bill of Sale of Lease to James Friedman         *****
21          Subsidiaries of Registrant                       33
23          Consent of KPMG PEAT MARWICK LLP                 34


* Incorporated by reference to the Company's Registration Statement on Form S-1, effective May 29, 1986, in which each Exhibit had the same number as herein.

Exhibit 3.2 is incorporated by reference to the Company's Proxy Statement, effective April 29, 1987.

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1987 as filed on April 8, 1988 and amended on Form 8 filed on April 29, 1988.

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 as filed on November 15, 1989 and
Exhibit 10.40 is incorporated by reference to the Company's Annual
Report on Form 10-K as filed on September 24, 1990.

**** Incorporated by reference to the Company's Annual Report on Form 10-K as filed on May 10, 1991.

***** Incorporated by reference to the Company's Annual Report on Form 10-K. For the years ended December 31, 1991 as filed on August 28, 1992 and amended on Form 8 filed on October 20, 1992.

Exhibits 21 and 23 have been included herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PRIME CAPITAL CORPORATION
                                                  (Registrant)



Date:  April 17, 1995                        /S/ James A. Friedman
                                                   James A. Friedman
                                                   Chairman and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 17 day of April, 1995.

        Signature                                 Title


 /s/ James A. Friedman                     Chairman, President and Director
      James A. Friedman                     (Principal Executive Officer)


 /s/ David L. Daum                          Senior Vice President
      David L.Daum                           (Principal Financial Officer)


                                   Directors


 /s/ James A. Friedman                           /s/ William D. Smithburg
      James A. Friedman                               William D. Smithburg


 /s/ Marvin T. Keeling                          /s/ Robert R. Youngquist
      Marvin T. Keeling                              Robert R. Youngquist


 /s/ Leander W. Jennings
      Leander W. Jennings

                                  EXHIBIT 21

                          Subsidiaries of Registrant

    Name of Subsidiary            Jurisdiction of Incorporation



Prime Leasing, Inc.                         Illinois
  d/b/a's: Americom Financial, Inc.
             ITC Leasing Co.

Prime Equities, Ltd.                        Illinois

Americom Resources, Inc.                    Illinois
  (formerly Interstate Telecommunications
   Corporation)

Prime Finance Corp. 1993-A                  Illinois

Prime Finance Corp. 1994-A                  Illinois

Prime Healthcare, Inc.                      Illinois

Financial Alliance Corporation              Illinois

EXHIBIT 23

                           PRIME CAPITAL CORPORATION

                      CONSENT OF KPMG PEAT MARWICK LLP

The Board of Directors and Stockholders
Prime Capital Corporation:

We consent to incorporation by reference in the Registration Statement No. 33-8386 on Form S-8 of Prime Capital Corporation of our report dated February 16, 1995 relating to the consolidated balance sheets of Prime Capital Corporation and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in this December 31, 1994 annual report on Form 10-KSB of Prime Capital Corporation.




                                   KPMG PEAT MARWICK LLP


Chicago, Illinois

March 28, 1995