Form 10QSB
period 1995-03-31
PRIME CAPITAL CORP
filed 1995-05-08
CIK 791013

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB

(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995
   OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

As of March 31, 1995, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES

    INDEX


PART I.   FINANCIAL INFORMATION                            PAGE

Item 1.     Financial Statements

          Consolidated Statements of Operations --
            Three Months Ended
            March 31, 1995 and 1994. . . . . . . . . . . . . 3

          Consolidated Balance Sheets --
            March 31, 1995 and December 31, 1994 . . . . . . 4

          Consolidated Statements of Cash Flows --
            Three Months Ended March 31, 1995 and 1994 . . . 5

          Notes to Consolidated Financial Statements . . . . 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . 7-9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . 9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                             1995              1994


REVENUES:
  RENTALS ON LEASED EQUIPMENT             $   216,259        $    82,043
  DIRECT FINANCING LEASES                     416,162             79,202
  FEE INCOME                                2,626,224            288,132
  GAIN ON SALE OF LEASED EQUIPMENT             14,616            197,151
  INTEREST                                    270,045             49,651
  OTHER INCOME                                 31,624             22,010
    TOTAL REVENUES                          3,574,930            718,189

EXPENSES:
  AMORTIZATION OF DEFERRED FINANCE COSTS       --                  3,045
  DEPRECIATION OF LEASED EQUIPMENT            129,789             38,432
  SELLING, GENERAL AND ADMINISTRATIVE       2,216,236          1,056,022
  INTEREST                                    453,955             15,457
  NET CAPITALIZED INITIAL DIRECT COSTS        (35,214)           (70,471)
    TOTAL EXPENSES                          2,764,766          1,042,485

INCOME (LOSS) BEFORE INCOME TAX EXPENSE       810,164           (324,296)
INCOME TAX EXPENSE                             --                  --
NET INCOME (LOSS)                          $  810,164         $ (324,296)

NET INCOME (LOSS) PER COMMON AND
   COMMON EQUIVALENT SHARE:                $     0.19         $     (0.08)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                               MARCH 31,      DECEMBER 31,
         ASSETS                                 1995            1994

CASH AND EQUIVALENTS                      $  2,116,473       $  1,945,353
RECEIVABLES:
  RENTALS ON LEASED EQUIPMENT                   42,118             59,329
  DUE FROM EQUIPMENT TRUSTS                     37,079             68,609
  OTHER                                      3,016,950          2,107,271
NET INVESTMENT IN DIRECT FINANCING LEASES    1,444,946         16,846,541
LEASED EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $73,254 AT
  DECEMBER 31, 1994                             --              1,924,634
DEPOSITS ON EQUIPMENT                          243,909            755,354
PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION OF
  $970,204 AND $942,890 AT MARCH
  31, 1995 AND DECEMBER 31, 1994
  RESPECTIVELY                                 274,118            272,134
OTHER ASSETS                                 3,640,056          2,962,224
  TOTAL ASSETS                             $10,815,649        $26,941,449

  LIABILITIES AND STOCKHOLDERS' EQUITY

NOTES PAYABLE TO BANKS                     $ 1,703,810        $ 7,889,502
ACCOUNTS PAYABLE FOR EQUIPMENT                 321,298         11,919,579
ACCRUED EXPENSES AND OTHER LIABILITIES       2,942,319          1,996,002
DEPOSITS AND ADVANCES                          414,917            513,225
  TOTAL LIABILITIES                          5,382,344         22,318,308

STOCKHOLDERS' EQUITY
 COMMON STOCK, $0.05 PAR VALUE:
  AUTHORIZED 10,000,000 SHARES; ISSUED
  AND OUTSTANDING 4,374,365 SHARES AT
  MARCH 31, 1995 AND DECEMBER 31, 1994         218,718            218,718
 ADDITIONAL PAID-IN CAPITAL                  9,681,225          9,681,225
 ACCUMULATED DEFICIT                        (4,166,838)        (4,977,002)
 TREASURY STOCK, AT COST; 94,200 SHARES
  AT MARCH 31, 1995 AND DECEMBER 31, 1994     (299,800)          (299,800)
    TOTAL STOCKHOLDERS' EQUITY               5,433,305          4,623,141

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $10,815,649        $26,941,449

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               THREE MONTHS ENDED MARCH 31,
                                                1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                          $   810,164       $  (324,296)
 ADJUSTMENTS TO RECONCILE NET INCOME
   (LOSS) TO NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES:
     DEPRECIATION                               157,103            67,714
     AMORTIZATION OF UNEARNED INCOME           (416,162)          (79,202)
     AMORTIZATION OF DEFERRED FINANCE
        COSTS ON DIRECT FINANCE LEASES            --                3,045
     GAIN ON SECURITIZATION                  (2,268,999)             --

 CHANGES IN ASSETS AND LIABILITIES:
   RENTALS ON LEASED EQUIPMENT AND
     OTHER RECEIVABLES                          237,816           386,482
   DEFERRED CHARGES                             138,670          (158,192)
   OTHER ASSETS                                (845,502)         (305,922)
   ACCRUED EXPENSES AND OTHER
     LIABILITIES                                946,318          (614,775)
   DUE FROM EQUIPMENT TRUSTS                     31,530           134,997

NET CASH USED BY OPERATING ACTIVITIES        (1,209,062)         (890,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
 COST OF EQUIPMENT ACQUIRED FOR LEASE       (32,435,599)       (8,723,404)
 PROCEEDS FROM SALE OF ASSETS                   --                475,993

NET CASH USED IN INVESTING ACTIVITIES       (32,435,599)       (8,247,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
 DISCOUNTED LEASE PROCEEDS AND PROCEEDS
   FROM SALE OF FULLY LEVERAGED
   FINANCE LEASES                            10,323,341         4,344,567
 PROCEEDS (REPAYMENTS) OF NOTES PAYABLE
   TO BANKS                                  (6,185,692)        4,242,505
 PROCEEDS FROM SECURITIZATION, NET OF
   EXPENSES                                  29,678,132            --

NET CASH PROVIDED BY FINANCING ACTIVITIES    33,815,781         8,587,072

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                  171,120          (550,488)

CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD                         1,945,353         4,060,079
  END OF PERIOD                             $ 2,116,473       $ 3,509,591

CASH PAID DURING THE PERIOD FOR:
  INTEREST                                  $   453,955       $    15,457
  INCOME TAXES                              $    --           $     --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES:
    DISCOUNTED LEASE RENTALS ON DIRECT
    FINANCE LEASES COLLECTED BY
    FINANCIAL INSTITUTIONS                  $   --            $    129,322

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation, have been included.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial results of 1994 and the first quarter of 1995 were influenced by a number of economic and strategic issues including: (i) over the past several years the Company's healthcare market has changed in both size and the type of financing required by the marketplace, (ii) in 1994 the Company invested in and expanded operations in several areas to diversify its origination capabilities, (iii) the Company completed a securitization in September of 1994 totaling $39,424,940, but elected not to securitize its remaining portfolio of leases as of year end and (iv) a securitization totaling $56,725,781 was completed in March 1995.

In fiscal year 1994 the Company invested in expanding its origination capabilities in its wholesale originations such as vendor and structured finance. The Company acquired Financial Alliance Corporation in July 1994 to expand its vendor origination. Further, the Company expanded its staffing and efforts in the structured finance group to develop new products and industry expertise. The focus of the structured finance group is to broaden the Company's wholesale origination capabilities.

The Company conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until; (i) it has received a noncancelable lease from its customer, (ii) it has determined that the lease can be either discounted with a bank or financial institution on a non-recourse basis, and (iii) it is determined that it meets the lease origination standards established for a securitized pool. The Company intends to continue to pursue a diversified strategy of funding which will include;
(i) periodically securitizing aggregated pools of transactions, (ii) specific program financing agreements, (iii) portfolio sales, and
(iv) financing selected transactions on a "one-off" basis.

On March 16, 1995, the Company complete the issuance and sale of $56,725,781 worth of equipment lease-backed pay-through notes. Through this issuance the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994; thus removing them from the balance sheet and recognizing sales treatment in the first quarter of 1995.


Results of Operations - Three Months Ended March 31, 1995

Net Income (Loss)

Net income for the three months ended March 31, 1995 was approximately $810,000 or $.19 per share, as compared to a net loss of approximately ($324,000) or ($0.08) per share for the same quarter of 1994.
The increase in net income resulted primarily from; (i) the securitization completed in March 1995 which included assets that were capitalized as of December 31, 1994 of approximately $17,325,000, and (ii) increased volume of transactions activated for the three months ended March 31, 1995 (approximately $27,999,000 as compared to approximately $7,160,000 for the same quarter of 1994). Of this increased volume approximately $11,350,000 (41%) was originated by the vendor group, approximately $8,350,000
(30%) was originated by the structured finance group, and approximately $8,296,000 (29%) was originated by the healthcare leasing and finance group. In comparison, in 1994 approximately $5,737,000 (80%)
was originated by the healthcare leasing group, approximately $720,000 (10%) was originated by the structured finance group, and approximately $701,000 (10%) was originated by the vendor group.

Revenues

Total revenues for the three months ended March 31, 1995 were approximately $3,575,000 compared to revenues of approximately $718,000 for the same period last year. The increase was largely attributable to increases in all revenue categories relative to the March securitization (with the exception of gain on sale of leased equipment) due to (i) a carry forward of capitalized transactions from 1994 that were sold in March 1995 and (ii) an increase in volume of transactions activated in the first quarter of 1995 versus
1994 that were included in the securitization.

Rental on leased equipment increased approximately $134,000 in the first quarter of 1995 compared to the same period in 1994. This is a result of an increase in first quarter volume, of the Company maintaining transactions on its books from the fourth quarter of 1994 and of the recognition of rental income on these transactions in January and February until the sale in March 1995.

Direct financing lease revenues increased approximately $337,000 in the first quarter of 1995 compared to the same period in 1994. This is a result of an increase in first quarter volume, of the Company maintaining transactions on its books from the fourth quarter of 1994 and of the recognition of direct financing revenues on these transactions in January and February until the sale in March 1995.

Fee income increased approximately $2,338,000 in the first quarter of 1995 compared to the same period in 1994 as a result of the gain recorded on the sale of assets in the March 1995 securitization. There was no securitization of assets in the first quarter of 1994.

Gains from equipment sales decreased approximately $183,000 in the first quarter of 1995 compared to the same period in 1994. Reportable remarketing gains represent the Company's share of realized residual values on investor-owned equipment. The reduction is primarily a result of the expiration of the remaining leases in the program.

Interest income increased approximately $220,000 in the first quarter of 1995 compared to the same period in 1994 as a result of interest earned in relation to the March 1995 securitization.

Expenses

Total expenses for the three months ended March 31, 1995 were approximately $2,765,000 compared to approximately $1,042,000 during the same period of 1994, an increase of approximately 165%. This is the result of;
(i) the Company incurring higher expenses associated with warehousing a higher volume of business throughout the first quarter of 1995, (ii) increased selling, general and administrative expenses associated with expanded marketing, (iii) writing off prepaid expenses, and (iv) establishing reserves for potential tax liabilities.

Depreciation expense increased approximately $91,000 in the first quarter of 1995 compared to the same period of 1994 as a result of the Company originating and retaining a higher volume of equipment subject to operating leases and carrying over operating leases activated in 1994.

Selling, general, and administrative expenses increased approximately $1,160,000 in the first quarter of 1995 compared to the same period of 1994. In the third quarter of 1994 the Company invested in expanding its operations (S,G, & A) to increase its ability to originate new business in vendor and other wholesale origination. These increased S, G, & A expenses (approximately $490,000 higher than the first quarter of 1994
S, G, & A on an operating basis) were not included in the comparable first quarter of 1994. Second, in the first quarter of 1995 the Company wrote off prepaid expenses totaling approximately $253,000 and established a reserve related to certain pending tax audits totaling approximately $418,000. These expenses are non-recurring in nature.

Interest expense increased by approximately $438,000 in the first quarter of 1995 compared to the same period of 1994 due to the Company's decision to warehouse originations pending securitization and the increased volume of business.

Financial Condition

The Company's financial condition is dependent upon certain critical elements. First, the Company must continue to be able to obtain recourse and non-recourse financing to fund the future acquisition of leases.
Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way that the Company covers its costs and realizes profits from its lease origination.

In 1994 the Company's healthcare leasing business was effected by uncertainty in the healthcare market as a result of the national debate on healthcare reform. The debate concluded in late 1994 and healthcare providers appear to have a renewed interest in acquiring equipment.
The new marketing efforts, initiated in the second half of 1994, resulted in the Company originating a much higher volume of business in the first quarter of 1995 compared to 1994. Finally, much of this increased volume is expected to continue as the nature of vendor origination is repeat business rather than individual transactions.

Liquidity and Capital Resources

Based upon the Company's estimates of volume of transactions, The Company believes that existing cash balances, cash flows from its activities, available warehouse and permanent non-recourse borrowing, and securitized asset sales will be sufficient to meet its foreseeable financing needs.


                       PART II - OTHER INFORMATION

Items omitted in Part II are either not applicable or the answer to the items is no.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PRIME CAPITAL CORPORATION
                              (Registrant)





               May 08, 1995           /s/ David L. Daum_____________________

                                      David L. Daum, Senior Vice President

                                      David L. Daum is the Principal Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant




               May 08, 1995           /s/ James A. Friedman

                                      James A. Friedman, Chief Executive
                                      Officer.