Form 10QSB
period 1995-06-30
PRIME CAPITAL CORP
filed 1995-08-14
CIK 791013

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB




(Mark one)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1995
                                   OR
     [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

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

As of June 30, 1995, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES



INDEX


PART I.   FINANCIAL INFORMATION
PAGE

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three and Six Months Ended
            June 30, 1995 and 1994 . . . . . . . . . . . . . 3

          Consolidated Balance Sheets --
            June 30, 1995 and December 31, 1994. . . . . . . 4

          Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1995 and 1994. . . . . 5

          Notes to Consolidated Financial Statements . . . . 6

     Item 2.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . 7-9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . 9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .10

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)

                    Three Months Ended June 30,   Six Months Ended June 30,

                             1995         1994        1995          1994

Revenues:
 Rentals on leased
  equipment              $ 155,021    $ 183,692  $  371,280     $  265,735
 Direct financing leases   124,172      194,878     540,334        274,080
 Fee income              1,139,230      162,848   3,765,454        450,980
 Gain on sale of leased
  equipment                  6,657       40,777      21,273        237,928
 Interest                  252,038      126,348     522,083        175,999
 Other income               74,127       41,736     105,751         63,746
  Total revenues         1,751,245      750,279   5,326,175      1,468,468

Expenses:
 Amortization of deferred
  finance costs             --              746       --             3,791
 Depreciation of leased
  equipment                 40,709      126,495     170,498        164,927
 Selling, general and
  administrative         1,624,120    1,202,642   3,840,356      2,258,664
 Interest                  108,797      144,058     562,752        159,515
 Net capitalized initial
  direct costs            (20,814)     (83,963)    (56,028)      (154,434)
  Total expenses         1,752,812    1,389,978   4,517,578      2,432,463

Income (loss) before
 income tax expense        (1,567)    (639,699)     808,597      (963,995)
Income tax expense            ---         ---          ---          ---
Net income (loss)       $  (1,567)  $ (639,699)   $ 808,597    $ (963,995)

Net income (loss) per common
 and common equivalent share: $0.00     $(0.15)      $0.19        $(0.23)

See accompanying notes to consolidated financial statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Balance Sheets (Unaudited)

                                          June 30,        December 31,
ASSETS                                     1995               1994

Cash and cash equivalents                $  958,921     $  1,945,353
Receivables:
 Rentals on leased equipment                 53,389           59,329
 Due from equipment trusts                   37,117           68,609
 Other                                    3,033,247        2,107,271
Net investment in direct financing leases 6,649,973       16,846,541
Leased equipment, net of accumulated
 depreciation of $17,860 and $73,254
   at June 30, 1995 and December 31, 1994
   respectively                             448,049        1,924,634
Deposits on equipment                       553,265          755,354
Property and equipment, net of accumulated
 depreciation of $999,296 and $942,890
 at June 30, 1995 and December 31, 1994,
 respectively                               294,873          272,134
Other assets                              3,675,995        2,962,224
 Total assets                           $15,704,829      $26,941,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                    $4,567,794       $7,889,502
Accounts payable for equipment             3,001,945      11,919,579
Accrued expenses and other liabilities     2,367,998       1,996,002
Deposits and advances                        335,354         513,225
 Total liabilities                        10,273,091      22,318,308

Stockholders' equity
 Common stock, $0.05 par value:
 authorized 10,000,000 shares; issued and
 outstanding 4,374,365 shares at June 30, 1995
 and December 31, 1994                       218,718         218,718
Additional paid-in capital                 9,681,225       9,681,225
Accumulated deficit                       (4,168,405)     (4,977,002)
Treasury stock, at cost; 94,200 shares
 at June 30, 1995 and December 31, 1994     (299,800)       (299,800)
Total stockholders' equity                 5,431,738       4,623,141

Total liabilities and stockholders' equity $15,704,829    $26,941,449

See accompanying notes to consolidated financial statements.

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                                                 Six Months Ended June 30,
                                                    1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $  808,597     $  (963,995)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
  Depreciation                                    226,904         223,490
  Amortization of unearned income                (540,334)       (274,326)
  Amortization of deferred finance costs on
     direct finance leases                         --               3,791
  Gain on securitization                       (2,531,830)          --

Changes in assets and liabilities:
 Rentals on leased equipment and
      other receivables                           210,249        517,309
 Deferred charges                                 223,113        152,766
 Other assets                                  (1,015,712)      (233,280)
 Accrued expenses and other liabilities           371,997       (641,140)
 Due from equipment trusts                         31,492       (150,934)

Net cash used by operating activities          (2,215,524)    (1,366,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease         (50,195,268)   (20,164,937)
 Proceeds from sale of assets                     --             475,994

 Net cash used in investing activities        (50,195,268)   (19,688,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Discounted lease proceeds and proceeds from
  sale of fully leveraged finance leases       23,501,406      5,922,981
 Proceeds from notes payable to banks          (3,321,708)    13,076,838
 Proceeds from securitization, net of expenses 31,244,662         --

Net cash provided by financing activities      51,424,360     18,999,819

Decrease in cash and cash equivalents            (986,432)    (2,055,443)

Cash and equivalents:
 Beginning of period                            1,945,353      4,060,079
 End of period                               $    958,921   $  2,004,636

Cash paid during the period for:
 Interest                                    $    562,752   $    159,515
 Income taxes                                $      --      $      --

Supplemental schedule of noncash financing activities:
 Discounted lease rentals on direct finance leases
 collected by financial institutions         $      --      $    142,522

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial results of 1994 and the first half of 1995 were influenced by a number of economic and strategic issues including: (i) over the past several years the Company's healthcare market has changed in both size and the type of financing required by the marketplace, (ii) in 1994 the Company invested in and expanded operations in several areas to diversify its origination capabilities, (iii) the Company completed a securitization in September of 1994 totaling $39,424,940, but elected not to securitize its remaining portfolio of leases as of year end, and (iv) a securitization totaling $56,725,781 was completed in March 1995.

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

The Company conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until; (i) it has received a noncancelable lease from its customer, and (ii) it has determined that the lease (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the lease origination standards established for a securitized pool. The Company intends to continue to pursue a diversified strategy of funding which will include; (i) periodically securitizing aggregated pools of transactions, (ii) specific program financing agreements,
(iii) portfolio sales, and (iv) financing selected transactions on an individual basis (i.e. non-pooled).

On March 16, 1995, the Company issued and sold equipment lease-backed pay-through notes in an aggregate initial principal amount of $56,725,781. Through this issuance the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994. Pursuant to FASB Statement No. 77, these assets and liabilities were removed from the balance sheet and the resulting gain was recognized on the Company's statement of operations in the first quarter of 1995.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1995

Net Income (Loss)

Net loss for the three months ended June 30, 1995 was approximately $1,600 as compared to a net loss of approximately $640,000 or $(0.15) per share for the same quarter of 1994. In general, the breakeven performance was a result of revenues offsetting increased expenses in accordance with Management's expectations. In particular, the improved performance resulted primarily from the permanent financing of individual transactions resulting in reportable fee income to the Company.

Revenues

Revenues for the three months ended June 30, 1995 were approximately $1,751,000 as compared to revenues of approximately $750,000 for the same period last year. The increase was largely attributable to an increase in fee income.

Fee income increased approximately $976,000 in the second quarter of 1995 as compared to the same period in 1994 mainly as a result of Management's decision to engage in the permanent financing of individual transactions which resulted in a greater level of immediately reportable fee income for the Company.

Expenses

Expenses for the three months ended June 30, 1995 were approximately $1,753,000 compared to expenses of approximately $1,390,000 during the same period of 1994, an increase of approximately 26%. This is the result of increased selling, general and administrative expenses associated with expanded marketing efforts.

Selling, general and administrative expenses increased approximately $421,000 in the second quarter of 1995 compared to the same period in 1994. The second quarter of 1994 does not include comparable expenses resulting from the Company's investment in expanding its operations to increase its ability to originate new business in vendor and other wholesale origination. This investment took place in the third quarter of 1994.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1995

Net Income (Loss)

Net income for the six months ended June 30, 1995 was approximately $809,000 or $0.19 per share compared to a net loss of approximately $964,000 or $(0.23) per share for the same period last year. The increase in net income resulted primarily from (i) the securitization completed in March 1995 which included assets capitalized as of December 31, 1994 of approximately $17,325,000,
(ii) the permanent financing of individual transactions in the second quarter of 1995, and (iii) increased volume of activated business for the the six months ended June 30, 1995 of approximately $66,394,000 as compared to approximately $21,446,000 for the first half of 1994.

Revenues

Revenues for the six months ended June 30, 1995 were approximately $5,326,000 versus approximately $1,468,000 for the same six months of last year. The increase was largely attributable to: (i) increases in all revenue categories relative to the March securitization (with the exception of gain on sale of leased equipment), (ii) the permanent financing of individual transactions, and (iii) an increase in the volume of transactions activated in the first half of 1995 versus 1994.

Expenses

Expenses for the first six months of 1995 were approximately $4,518,000 compared to approximately $2,432,000 during the same period of 1994. This increase is a result of (i) increased selling, general and administrative expenses associated with expanded marketing, (ii) writing off prepaid expenses, (iii) establishing reserves for potential tax liabilities, and
(iv) the Company incurring higher interest expense as a result of warehousing a higher volume of business throughout the first quarter of 1995.

Selling, general and administrative expenses increased approximately $1,582,000 in the first half of 1995 compared to the same period of 1994. The first half of 1994 does not include comparable expenses resulting from the Company's investment in expanding operations to increase its ability to originate new business in vendor and other wholesale origination. This investment took place in the third quarter of 1994.

Also, in the first quarter of 1995, the Company wrote off prepaid expenses totaling approximately $253,000 and established a reserve related to certain pending tax audits totaling approximately $418,000. These expenses are non-recurring in nature. Management believes that had it not been for the aforementioned items, year-to-year selling, general and administrative expenses would have been more comparable.

Interest expense increased approximately $403,000 in the first half of 1995 compared to the same period of 1994 due to the Company's decision to warehouse its originations pending securitization in the first quarter of 1995.

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

In 1994 the Company's healthcare leasing business was affected by uncertainty in the healthcare market as a result of the national debate on healthcare reform. The debate concluded in late 1994 and healthcare providers appear to have a renewed interest in acquiring equipment. The new marketing efforts, initiated in the second half of 1994, resulted in the Company originating a much higher volume of business in the first quarter of 1995 compared to 1994. Finally, much of this increased volume is expected to continue as vendor agreements tend to result in a continuing stream of transactions with the vendor's customers.

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


                PRIME CAPITAL CORPORATION
                       (Registrant)





                August 14, 1995  /s/ Robert C. Benson_____________________

                                    Robert C. Benson, Chief Financial Officer

                                      Robert C. Benson is the Principal
                                      Financial and Accounting
                                      Officer and has been duly
                                      authorized to sign
                                      on behalf of the Registrant




                August 14, 1995   /s/ James A. Friedman

                                   James A. Friedman, Chief Executive Officer