Form 10QSB
period 1995-09-30
PRIME CAPITAL CORP
filed 1995-11-14
CIK 791013

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB




(Mark one)
      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1995
                                   OR
     [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

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

As of September 30, 1995, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES



INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three and Nine Months Ended
            September 30, 1995 and 1994. . . . . . . . . . . 3

          Consolidated Balance Sheets --
            September 30, 1995 and December 31, 1994 . . . . 4

          Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1995 and 1994. . 5

          Notes to Consolidated Financial Statements . . . . 6

     Item 2.        Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . 7-9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . 9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .10

                         PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Operations (Unaudited)

             Three Months Ended September 30,   Six Months Ended September 30,

                              1995          1994          1995          1994

Revenues:
 Rentals on leased
  equipment                 $ 132,604   $  296,276   $   503,884    $ 562,011
 Direct financing leases      211,092      330,722       751,426      604,802
 Fee income                   506,893      842,355     4,272,347    1,293,335
 Gain on sale of leased
  equipment                     2,125       24,574        23,398      262,502
 Interest                      98,619      249,746       620,702      425,745
 Other income                  57,698      146,714       163,449      210,460
  Total revenues            1,009,031    1,890,387     6,335,206    3,358,855

Expenses:
 Amortization of deferred
  finance costs                  --            452           --         4,243
 Depreciation of leased
  equipment                    38,267      181,656       208,765      346,583
 Selling, general and
  administrative            1,619,133    1,257,310     5,459,489    3,515,974
 Interest                     114,483      467,440       677,235      626,955
 Net capitalized initial
  direct costs                (32,761)     (81,072)      (88,789)    (235,506)
  Total expenses            1,739,122    1,825,786     6,256,700    4,258,249

Income (loss) before
 income tax expense          (730,091)      64,601        78,506    (899,394)
Income tax expense               ---         ---            ---         ---
Net income (loss)         $  (730,091)  $   64,601      $ 78,506  $ (899,394)

Net income (loss) per common
 and common equivalent share: ($0.17)        $0.02         $0.02      $(0.21)
Average shares outstanding    4,280,165    4,280,165    4,280,165   4,280,165

See accompanying notes to consolidated financial statements

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Balance Sheets (Unaudited)

                                         September 30,      December 31,
ASSETS                                      1995                1994

Cash and cash equivalents                $  1,352,042      $  1,945,353
Receivables:
 Rentals on leased equipment                   75,477            59,329
 Due from equipment trusts                     10,857            68,609
 Other                                      2,849,770         2,107,271
Net investment in direct financing leases  23,964,608        16,846,541
Leased equipment, net of accumulated
 depreciation of $56,127 and $73,254
   at September 30, 1995 and December 31, 1994
   respectively                               981,707         1,924,634
Deposits on equipment                         340,515           755,354
Property and equipment, net of accumulated
 depreciation of $1,030,742 and $942,890
 at September 30, 1995 and December 31, 1994,
 respectively                                 295,344           272,134
Other assets                                3,779,081         2,962,224
 Total assets                             $33,649,401       $26,941,449

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                     $24,734,445        $7,889,502
Accounts payable for equipment                567,135        11,919,579
Accrued expenses and other liabilities      3,126,158         1,996,002
Deposits and advances                         520,016           513,225
 Total liabilities                         28,947,754        22,318,308

Stockholders' equity
 Common stock, $0.05 par value:
 authorized 10,000,000 shares; issued and
 outstanding 4,374,365 shares at September 30, 1995
 and December 31, 1994                        218,718           218,718
Additional paid-in capital                  9,681,225         9,681,225
Accumulated deficit                        (4,898,496)       (4,977,002)
Treasury stock, at cost; 94,200 shares
 at September 30, 1995 and
  December 31, 1994                          (299,800)         (299,800)
Total stockholders' equity                  4,701,647         4,623,141

Total liabilities and stockholders'
    equity                                $33,649,401       $26,941,449


See accompanying notes to consolidated financial statements.
                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

               Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended September 30,
                                                    1995          1994

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                               $  78,506     $  (899,394)
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by
     operating activities:
  Depreciation                                     296,618         434,933
  Amortization of unearned income                 (751,426)       (596,628)
      Amortization of deferred finance costs on
     direct finance leases                            --             4,243
      Gain on securitization                    (2,508,887)       (743,737)

Changes in assets and liabilities:
 Rentals on leased equipment and
     other receivables                             371,638         634,873
 Deferred charges                                  562,963        (547,077)
 Other assets                                   (1,486,034)     (1,453,447)
 Accrued expenses and other liabilities          1,130,157         792,100
 Due from equipment trusts                          57,752         100,854

Net cash used by operating activities           (2,248,713)     (2,273,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease          (78,172,188)    (44,015,370)
 Proceeds from sale of assets                      273,243         479,951

 Net cash used in investing activities         (77,898,945)    (43,535,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Discounted lease proceeds and proceeds from
  sale of fully leveraged finance leases        31,487,685       9,661,660
 Proceeds from notes payable to banks           16,844,943        (224,158)
   Proceeds from securitization,
      net of expenses                           31,221,719      35,474,015

Net cash provided by financing activities        79,554,347     44,911,517

Decrease in cash and cash equivalents             (593,311)      (897,182)

Cash and equivalents:
 Beginning of period                             1,945,353       4,060,079
 End of period                                 $ 1,352,042    $  3,162,897

Cash paid during the period for:
 Interest                                  $     677,235     $     626,955
   Income taxes                            $       --        $       --

Supplemental schedule of noncash financing activities:
 Discounted lease rentals on direct finance leases
 collected by financial institutions        $      --         $    155,721

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial results of 1994 and the first nine months of 1995 were influenced by a number of economic and strategic issues including: (i) over the past several years the Company's healthcare market has changed in both size and the type of financing required by the marketplace,
(ii) in 1994 the Company invested in and expanded operations in several areas to diversify its origination capabilities, (iii) the Company completed a securitization in September of 1994 totaling $39,424,940, but elected not to securitize its remaining portfolio of leases as of year end, and
(iv) a securitization totaling $56,725,781 was completed in March 1995.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Income (Loss)

Net loss for the three months ended September 30, 1995 was approximately $730,000 or ($0.17) per share compared to net income of approximately
$65,000 or $0.02 per share for the same quarter of 1994.  The decrease in net income for the current quarter, as compared to the same quarter in 1994, was principally due to decreases in all revenue categories relative to the September 1994 securitization. A securitization totaling $39,424,940
was completed in September of 1994.   No comparable securitzation occurred in
the third quarter of 1995.

Revenues

Revenues for the three months ended September 30, 1995 were approximately $1,009,000 compared to revenues of approximately $1,890,000 for the same period last year. The decrease was largely attributable to decreases in securitization fee income, rental income and interest income.


Fee income decreased approximately $335,000 in the third quarter of 1995 as compared to the same period in 1994. This decrease was primarily a result of higher fee income earned through the completion of an asset backed securitiztion during the third quarter of 1994; the Company did not complete a securitization in the third quarter of 1995.

Rental income decreased approximately $164,000 in the third quarter of 1995 compared to the same period of 1994. The decrease is a result of the Company orginating a lower volume of equipment subject to operating leases.

Interest income decreased approximately $151,000 for the third quarter of 1995 as compared to the same period last year. The decrease was primarily due to interest of approximately $206,000 which was earned as a part of the completion of the asset backed securitization during the third quarter of 1994.

Expenses

Expenses for the three months ended September 30, 1995 were approximately $1,739,000 compared to expenses of approximately $1,826,000 during the same period of 1994, a decrease of approximately 5%.

Selling, general and administrative expenses increased approximately $362,000 in the third quarter of 1995 compared to the same period in 1994 mainly as a result of a one time non-recurring write-offs and payment of commissions.

Interest expense decreased approximately $353,000. The Company did not warehouse as many transactions in the third quarter of 1995 as in the third quarter of 1994.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Income (Loss)

Net income for the nine months ended September 30, 1995 was approximately $79,000 or $0.02 per share compared to a net loss of approximately
$899,000 or $(0.21) per share for the same period last year. The increase in net income resulted primarily from (i) the gain on securitization completed in March 1995,
(ii) the permanent financing of individual transactions in 1995, and
(iii) an increased volume of activated business for the the nine months ended September 30, 1995 of approximately $92,000,000 as compared to approximately $43,000,000 for the first nine months of 1994. The Company experienced an approximate 89% increase in revenues which was partially offset by an approximate 47% increase in expenses mainly attributable to the one-time non-recurring expenses and increased salaries and commissions.

Revenues

Revenues for the nine months ended September 30, 1995 were approximately $6,335,000 versus approximately $3,359,000 for the same nine months of last year. The increase was largely attributable to; (i) the gain on the March 1995 securitization, (ii) the permanent financing of individual transactions, and (iii) an increase in the volume of transactions activated during the first nine months of 1995 versus 1994.

Expenses

Expenses for the first nine months of 1995 were approximately $6,257,000 compared to expenses of approximately $4,258,000 during the same period of 1994. This increase is a result of (i) increased selling, general and administrative expenses associated with expanded marketing efforts as evidenced by higher salaries and commissions, and (ii) one-time non-recurring expenses.

During the first nine months of 1995, the Company wrote off prepaid expenses totaling approximately
$537,000 and established a reserve related to certain pending tax audits totaling approximately $418,000. These expenses are non-recurring in nature.

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

In 1994 the Company's healthcare leasing business was affected by uncertainty in the healthcare market as a result of the national debate on healthcare reform. The debate concluded in late 1994 and healthcare providers appear to have a renewed interest in acquiring equipment.
The new marketing efforts initiated resulted in the Company originating a much higher volume of business in the first nine months of 1995 compared to 1994. Finally, much of this increased volume is expected to continue as vendor agreements tend to result in a continuing stream of transactions with the vendor's customers.

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




 November 14, 1995                    /s/ Robert C.Benson

                                      Robert C. Benson, Chief Financial Officer

                                      Robert C. Benson is the Principal
                                      Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant




  November 14, 1995                   /s/ James A. Friedman

                                      James A. Friedman, Chief Executive
                                      Officer.