Form 10KSB
period 1995-12-31
PRIME CAPITAL CORP
filed 1996-04-11
CIK 791013

FORM 10-KSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               _________________

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

(x) Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934
( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number 0-14888

                           PRIME CAPITAL CORPORATION
                (Name of small business issuer in its charter)
           Delaware                                             36-3347311
    (State or other jurisdiction             (IRS Employer Identification No.)
  of incorporation or organization)

O'Hare International Center,
10275 W. Higgins Rd., Rosemont, IL                      60018-3890
    (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:         (847) 294-6000

    Securities registered pursuant to Section 12(b) of the Act:          None

    Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, $0.05
                                                          par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   (X)      No  (  )    .

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for year ending December 31, 1995 were $7,038,063.

The approximate market value of stock held by non-affiliates was $5,269,478 based upon 1,505,565 shares held by such persons and the average of the bid and asked prices of the Common Stock on March 29, 1996 ($3.50). The number of shares outstanding of the Registrant's $0.05 par value common stock at March 29, 1996 was 4,280,165. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down on commission and may not necessarily represent actual transactions. (The officers and directors of the registrant are considered affiliates only for purposes of this calculation).


Exhibit Index is located on page 33.  The total number of pages is 36.


                        PRIME CAPITAL CORPORATION
                                  FORM 10-KSB
                         YEAR ENDED DECEMBER 31, 1995
                                     INDEX


                                    PART I

 Item
Number                                                                     Page

1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . .6



                                    PART II

5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
   STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .7

7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . 12

8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURES . . . . . . . . . . . . . . . . . . . . . . . . . . 12



                                   PART III

9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . 13

10. EXECUTIVE COMPENSATION AND OTHER INFORMATION . . . . . . . . . . . . . . 15

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . 17

12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . 18

13. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . 19





Item 1.   BUSINESS

General

The Company is a specialty finance company providing financial services to clients and customers throughout the United States. The Company's primary focus is on providing specialty and high value-added financial products that are targeted to specific markets through its three
Business Units. The target markets of the Company are those that are underserved, inefficient and/or fragmented, with the intention of being a market-developer and capital provider to emerging and established customers and clients that offer the highest growth potential. The Company utilizes its financial engineering capabilities to structure transactions which attempt to mitigate risk while achieving relatively attractive spreads. The Company attempts to employ a fairly disciplined approach that allows for growth with reasonably attractive spreads or margins and avoids, to the extent possible, having to compete as either a risk absorber or a pure low-cost provider of funds.

The Company is primarily engaged in the business of originating (or, in some cases, purchasing) leases, secured loans or installment purchase agreements (collectively, "Financial Contracts"), warehousing such Financial Contracts, and ultimately securitizing (or, in some cases, selling outright) such Financial Contracts. In most cases, the Company does not, for accounting purposes, realize the income associated with such Financial Contracts until the time of sale or securitization; and, accordingly, some some of the variances in the year-to-year revenue and net income figures in the income statement of the Company are reflective of that fact.

The ability of the Company to generate net income is dependent on a number of factors, including the following; (a) the volume of originations of Financial Contracts ("Financial Contract Volume"), (b) on a short-term basis, the net interest spread between the cost of the warehouse facilities available to the Company and the all-inclusive interest rate on the Financial Contracts (the "Short-Term Interest Spread"); and on a long-term basis, the difference between the implied rate or yield (after factoring in various components such as expenses, required reserves, subordination levels and the like) on the securitizations sponsored by the Company and the weighted average interest rate on the Financial Contracts sold into such securitizations (the "Securitization Profit"), (c) the level of delinquencies and defaults on the Financial Contracts originated or purchased by the Company, and (d) the expenses incurred by the Company in the operation of its business, including, without limitation, salaries, commissions and other selling, general and administrative expenses (collectively, "SG&A").

The ability of the Company to generate acceptable Financial Contract Volume is, itself, dependent upon a number of factors, including (i) the size, experience and expertise of its sales staff, (ii) the availability of sufficient drawable amounts under the Company's warehouse facilities to finance such Financial Contract Volume, (iii) the reluctance of the Company to accept unattractive credit risk in respect of a particular borrower or borrowers, (iv) the necessity of such Financial Contracts to meet the requirements and criteria of a securitization and (v) the competition in the financial market-place to provide financing to customers (including competition from commercial banks, finance companies and other suppliers of capital).

The ability of the Company to maintain an acceptable level of Short-Term Interest Spread and to generate an acceptable level of Securitization Profit is, itself, dependent upon a variety of factors and considerations, including (i) competition in the financial market-place, (ii) the borrowing cost to the Company under its warehouse facilities, and (iii) the all-in cost associated with the securitization of the Financial Contracts originated and sold into such securitization. To the extent that the Company is unable to hedge interest-rate risk from the date of origination of the Financial Contracts to the date on which a securitization of those Contracts is consummated, the Company assumes the risk of an increase
(and, alternatively, benefits from a decrease) in interest rates, which increase (or decrease) would have a direct negative (or positive) impact on the value of the Financial Contracts in the securitization process.



The ability of the Company to decrease or eliminate credit risk (and, thus, write-offs and write-downs of the assets) is highly dependent on an effective system (and the employment and retention of adequate personnel to implement and monitor such system) to review, analyze and assess both the credit quality of the borrowers and the continuing residual value of the equipment or other items which form the security for the Financial Contract. Although the securitization of a particular portfolio of Financial Contracts generally relieves the Company from any on-going liability (and, thus, the credit risk with respect to such portfolio is assumed by the purchasers of the securities issued in the securitization), any substantial decrease in the credit quality of a previously-securitized portfolio will impact on the ability of the Company to realize reserve fund amounts and would probably impact on the ability of the Company to sell all of the securitization securities in future securitizations.

The ability of the Company to manage its expenses (including its SG&A) is a major factor in determining profitability. Any increase in such expenses must be balanced against the risk associated with possible defections of key personnel and inadequate staffing levels, particularly with respect to the sales personnel. The Company believes that some portion of the relatively high level of SG&A is attributable to (i) the re-focusing of its products lines, and (ii) the functional equivalent of research-and-development with respect to new products and services offered by the Company.

The Company's credit underwriting and risk management strategies have historically proven to be effective, and the management of the Company places a high emphasis on evaluating portfolio and vendor risk and structuring programs that attempt to mitigate risk. Over the last six years, credit losses on the Financial Contracts (as defined below) have consistently been nominal (approximately 0.05% per year, on average, with no write-offs since 1993) relative to the portfolio average
outstanding balances.   In addition, the Company's residual realization
experience has been above-average by industry standards, which is largely attributable to a focus on equipment that is modular, upgradeable and manufactured by leading companies. Operational and administrative functions are centralized through a common corporate support group.

Marketing and Sales Activities

Substantially all of the Financial Contracts are originated by the Company through its own sales force of 15 persons.
The sales force is divided into three groups: (a) Healthcare Leasing and Finance ("HLF"), (b) Capital Alliance Corporation ("CAC"), formerly known as Financial Alliance Corporation, and (c) the Structured Finance Group ("SFG").

HLF provides specialized retail financial services directly to health providers and other end-users of medical equipment (including hospitals, doctor groups and outpatient centers) and is responsible for creating business opportunities within the medical marketplace.

CAC provides private label vendor programs, specialized joint ventures and captive financing company financial services to national manufacturers, distributors, franchisors and niche originators, each of whom directly or indirectly control the distribution of equipment.
While it operates within the multi-billion dollar equipment financing marketplace, CAC focuses on underserved and inefficient niches within that market. Such targeted niches include (i) medical equipment manufacturers and distributors, (ii) telecommunications equipment manufacturers, (iii) software manufacturers and system integrators,
(iv) franchised concepts and (v) hospitality vendors and operators.

SFG pursues credit-driven project financings and portfolio acquisitions, and works with other equipment leasing companies, selected equipment manufacturers, banks and finance companies. SFG focuses on the following markets:
(i) gaming equipment lease programs, (ii) lease funding and portfolio acquisition programs, and (iii) energy market financings.





Lease Terms and Conditions

The Financial Contracts generally take the form of finance leases, true or tax leases, and note and security agreements.
Substantially all of the Financial Contracts are non-cancelable, "hell or high water", triple-net obligations of the lessee or borrower. Initial terms generally range from 12 to 120 months from the date of commencement, with approximately
85% of the Financial Contracts historically having had an initial term of 60 months. The Financial Contracts are generally secured by equipment and other tangible and intangible assets.

The Company uses a master lease or loan agreement form, the terms and conditions of which are sometimes modified to accommodate a particular lease or loan transaction. In substantially all cases, the obligations are "triple net" leases or loans under which the lessee or borrower is obligated to: (i) remit all rents or loan payments regardless of the performance of the equipment, (ii) operate the equipment in compliance with the manufacturer's instruction manuals and governmental rules and regulations, (iii) properly maintain and service the equipment, (iv) insure the equipment against casualty loss and provide public liability coverage for bodily injury and property damage, and (v) pay directly
(or reimburse the Company for) any property, use or similar taxes associated with the equipment.

Under its master lease and loan agreements, in the event of a default by a lessee or borrower, the Company can declare the lease or loan in default and pursue its contractual remedies, including repossession
(or foreclosure of the security interest, in the case of a loan) of the equipment. The master lease and loan agreements give the lessee or borrower the right to enforce the warranties made by the equipment manufacturers and vendors. The Company makes no representation or warranty to the lessee or borrower regarding marketability, fitness for any purpose, condition, quality, delivery or installation of the equipment.
The equipment is delivered from the supplier directly to the lessee or borrower and, following the lessee or borrower's acceptance of the equipment, the Company pays the purchase price to the supplier. In the case of leases, the Company maintains title to the equipment throughout the lease term, while the case of a loan, the Company maintains a lien and perfected security interest in the equipment throughout the term of the loan. A lease may or may not provide for the renewal of the lease and/or the purchase of the equipment at the end of the initial lease term.

Types of Financial Contracts

1) Finance Leases: This classification of a lease is actually used to refer to three different types of lease structures.
     They generally share the essential characteristics whereby the lease payments are structured to fully amortize the equipment cost over the term of the lease; and the lessee effectively obtains ownership of the equipment at lease maturity.

     a) "Dollar Buy-Out Lease"- the most prevalent finance lease is commonly referred to as a dollar buy-out lease, for it requires the lessee to purchase the equipment for $1.00 (or some other nominal amount) at the end of the original lease term. Title to the equipment generally resides with a lessor during the lease term, with the lessee obtaining ownership at lease maturity.

     b) "Put" or "Balloon" Lease - This is a common type of finance lease under which the lessee agrees to purchase the equipment covered by the lease, at the end of a lease term, for a predetermined price.
          The"put" or "'balloon" may be in an amount ranging from 5% of the original equipment cost to 40% or more of the original equipment cost. The "put" or "balloon" payment is made as the last payment due under the lease term. Title to the equipment resides with the lessor during the lease term, with the lessee obtaining ownership at lease maturity.

     c) A lease may call for the lessee to have the option to purchase the equipment at the then fair market value from (or return the equipment to) the lessor at the end of the initial lease term. This type of lease may at times be categorized, for accounting purposes, as either a finance lease or a true or tax lease as described below. The categorization is dependent upon current accounting regulations relative to whether or not the mandatory lease payments amortize more or less than 90% of the original equipment cost. If 90% or more of the original equipment cost is amortized by the mandatory lease payments, then the lease will be categorized as a finance lease for accounting purposes. Title to the equipment will rest with the lessor who will have the first lien and perfected security interest in the equipment. Title will be conveyed to the lessee only upon negotiation of a final payment which will be determined by then fair market value of the equipment.

2)   Operating Leases   - This is the common version of the lease which
     provides the lessee with the option, but not the obligation, to purchase the equipment at the end of the initial lease term at its fair market value. As stated above, the determination of whether a lease is an operating lease or a finance lease is based upon current accounting conventions. An operating lease is one where the mandatory lease payments amortize less than
     90% of the original equipment cost. Title to the equipment will rest with the lessor who will have the first lien and perfected security interest in the equipment.
     Title will be conveyed to the lessee only upon negotiation of a final payment which will be determined by the then fair market value of the equipment.

3) Loan or Note and Security Agreement - The Company documents certain transactions as loans with a note and security agreement as the underlying documentation. Loan agreements require the full amortization of the equipment cost ( generally the loan principal balance) during the term of the agreement. Loan documentation requires that the rate of interest be disclosed to the borrower. Title to the equipment is held by the borrower, with the lender having a perfected security interest in and lien upon the equipment.


Type of Equipment Leased

The Company typically originates Financial Contracts that have an original contract balance ranging from approximately $50,000 to $5,000,000 or greater. The following table sets forth the original cost of the equipment by category that the Company approved for lease for the years ended
December 31, 1993, 1994 and 1995.

                                   Telecom
              Health Care         And Other          Total

      1995   $63,872,000        $115,178,000        $179,150,000
      1994   $47,746,000         $37,001,000         $84,747,000
      1993   $46,248,000         $38,443,000         $84,691,000

In the health care market, the Company specializes in Financial
Contracts secured by diagnostic imaging and laboratory systems. The Company currently leases to full service radiology departments "non -invasive" diagnostic equipment, including conventional x-ray systems, digital subtraction angiography equipment, computerized tomography (CT) scanning equipment, ultrasound equipment, nuclear medicine equipment and magnetic resonance imaging equipment.
The Company originates Financial Contracts secured by automated hematology and chemistry equipment, such as blood-cell counters and centrifugal and multi-stat analyzers, and therapeutic equipment, such as lithotripters, used in the treatment of kidney stones. The telecommunications equipment securing Financial Contracts is primarily customer premises equipment, including voicemail.


Customers

Since its inception, the Company has entered into financing transactions with over 2,300 customers. There is no significant credit exposure with any one customer. The Company conducts a credit review of prospective customers through an examination of their financial statements and credit history, and requests audited financials annually in an effort to keep current on each customer's financial status. The Company does not believe that the loss of any one customer would have a material adverse impact on its operations.


Under vendor programs the Company provides financing programs with vendors, some exclusive some not, where the Company reviews the strength of the vendor as well as the end user in relation to making the credit decision. Vendor programs generate repeat business as the vendor provides financing for their customers. Most of the vendor agreements
(programs) include some form of recourse to the vendor and/or remarketing agreements.

Employees

As of December 31, 1995, the Company had 44 employees, none of whom were represented by a labor union.

Competition

The equipment leasing and related businesses of the Company are highly competitive. Many firms are engaged in the same types of businesses as the Company, including (i) finance divisions, affiliates and subsidiaries of equipment manufacturers, (ii) banks, their affiliates or subsidiaries, several of which lend funds to the Company, (iii) other leasing and finance companies, (iv) companies and state agencies which sponsor tax-exempt financing or other investor programs for the acquisition and lease of equipment, and (v) independently formed partnerships of individuals or corporations operated for the specific purpose of leasing equipment.
Many of these organizations have greater financial or other resources than the Company and, therefore, may be able to obtain funds on terms more favorable than those available to the Company.

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

Item 2.   PROPERTIES

The Company's leased corporate headquarters occupy approximately 14,500 square feet of space in an office building located in Rosemont, Illinois (a suburb of Chicago) near O'Hare Airport. Annual rent under the lease is $261,558.
The lease expires on December 31, 1996, which has been extended pursuant to a seven-year renewal with an option on additional space contiguous with the existing space. The Company also leases sales offices in Albany, New York
and Charlotte, North Carolina.   Aggregate annual rent for these sales
offices is approximately $24,000.

Item 3.   LEGAL PROCEEDINGS

While the Company is subject from time to time in the ordinary course of its business to legal actions and claims, it is not now a party to any legal proceeding that could have material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

     (a)  Price Range of Common Stock

          The Common Stock was traded on the NASDAQ National Market
          System until July 23, 1992 at which
          time the Common Stock was removed from the National
          Market System and began being traded in
          the over-the-counter market primarily because it did not meet the minimum bid price requirement of one dollar to continue to be traded on the NASDAQ Bulletin Board. The following table summarizes the quarterly price range of the Common Stock for 1995 and 1994. Such quotations reflect inter-dealer prices, without retail mark-ups, mark- downs or commissions and may not necessarily represent actual transactions. Quotations of high and low bid prices after July 23, 1992 were obtained from Herzog,Heine, Geduld Incorporated.


                   1995                               1994
                    High      Low               High    Low

          First    $1-3/8     $5/8            $1-1/2     $1-1/4

          Second    1-1/4      5/8             1-3/8      1-1/8

          Third         2      5/8             1-1/8        7/8

          Fourth    2-1/4    1-1/4             1-1/8        3/4


     (b)  Holders

          There are approximately 315 holders of record of common stock.

     c)   Dividends

          The Company has never paid a dividend on its Common Stock, and no dividends are contemplated in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The financial results of 1995, compared to 1994, were influenced by a number of economic and strategic issues including: (i) over the past several years the Company's healthcare market has changed both in size and the type of financing required by the marketplace, (ii) in 1994 the Company invested in and expanded operations in several areas to diversify its origination capabilities, (iii) the Company completed a securitization in September of 1994 totaling
$39,424,940, but elected not to securitize its remaining portfolio of leases as of year end and (iv) a securitization totaling $56,725,781 was completed in March 1995.



In fiscal year 1994 the Company invested in expanding its origination capabilities in its wholesale originations, primarily vendor and structured finance. The Company acquired Financial Alliance Corporation in July 1994 to expand its vendor originations. Capital Alliance Corporation, as it is now called, provides private label vendor programs, specialized joint ventures and captive financing company financial services to national manufacturers, distributors, franchisors and niche originators who directly or indirectly control the distribution of equipment. Further, the Company expanded its staffing and efforts in the Structured Finance Group to develop new products and industry expertise. The focus of the Structured Finance Group is to broaden the Company's wholesale origination capabilities.

The Company attempts to conduct its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until:
(i) it has received a noncancelable lease from its customer, and (ii) it has determined that the lease (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the lease origination standards established for a securitized pool. The Company intends to continue to pursue a diversified strategy of funding which will include :
(i) periodically securitizing aggregated pools of transactions, (ii) specific program financing agreements,
(iii) portfolio sales and (iv) financing selected transactions on an individual basis (i.e. non-pooled).

On March 16, 1995, the Company issued and sold equipment lease-backed pay-through notes in an aggregate initial principal amount $56,725,781. Through this issuance of such notes, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994. Pursuant to FASB Statement No. 77, these assets and liabilities were removed from the balance sheet and the resulting gain was recognized on the Company's statement of operations in the first quarter of 1995.

On January 22, 1996, the Company issued and sold equipment lease-backed pay-through notes in an aggregate initial principal amount of $85,273,476. Through this issuance of such Securitization Notes, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1995. Pursuant to FASB Statement No. 77, these assets and liabilities were removed from the balance sheet and the resulting gain was recognized on the Company's statement of operations in the first quarter of 1996.

The Company has historically profited from the value of the equipment subject to leases upon termination of such leases at initial maturity (the amount so realized is referred to herein as "Residual Amounts"). The Residual Amounts are typically realized from the sale or "re-lease" of the equipment to the original lessee or, in some cases, from the sale of the equipment in the open market or to the supplier or manufacturer.
In respect of a sale of a Financial Contract to a third party, the Company typically either sells or retains the Residual Amounts, depending on the particular sale.
If the Residual Amounts are sold with the Financial Contract, the Company and the purchaser negotiate the price paid for the assumed Residual Amounts. In the case of a securitization, the Company in effect sells the Residual Amounts for a pre-determined price and, to the extent that the actual Residual Amounts realized from the sale or re-lease of the equipment exceeds that which was assumed, the excess is deposited in the reserve fund established in connection with the securitization; and, subject to the rights of the holders of the Securitization Notes to be paid from such funds, remitted to the Company when all of the Securitization Notes have been paid in full.

Results of Operations

Revenue Trends - Three Years Ended December 31, 1995. Revenues were $7,038,063 in 1995, $4,678,401 in 1994, and $7,559,411 in 1993.
The increase in revenue of $2,359,662 in 1995 was largely attributable to (i) the gain on the March 1995 securitization, (ii) the permanent financing of individual Financial Contracts, and (iii) an increase in the volume of transactions activated (approximately $150 million was activated in 1995 versus approximately $76 million which was activated in 1994). The decrease in revenues of $2,881,010 in 1994 was primarily due to a reduction in "gain on sale of lease equipment" of $1,855,495 (In prior periods the Company recognized "remarketing" revenues, related to managed programs, upon the disposition of assets under these programs. These programs are expiring and the opportunity for these "remarketing" revenues does not exist any longer). Secondly, the Company experienced a decrease in fee income of $778,094 which is due to the Company having financed a lower volume of transactions. In 1993 the Company concluded a securitization in December and recognized sales treatment on all transactions through that period. In December of 1994 the Company elected not to complete a securitization and thus did not recognize comparable sales treatment at year end.

There was a minimal increase of $22,327, or 3%, in rentals on leased equipment in 1995. Rentals on leased equipment increased
$158,001 or 29% in 1994. These increases were primarily the result of the Company originating a higher volume of operating leases.

Direct finance lease income increased $663,116 or 87% in 1995. The increase is largely attributable to the increase in the volume of direct finance leases. Direct finance lease income decreased insignificantly in 1994 (less than 1%).

Fee income increased $1,468,850 or 65% in 1995. This increase is largely attributable to a higher gain on securitization recognized in 1995 ($2,054,114) versus the gain on securitization recognized in 1994 ($632,459). Fee income decreased $778,094 or 26% in 1994. This was largely due to the Company having financed a lower volume of transactions.

The gain on sale of leased equipment decreased $139,295 or 50% in 1995 and decreased $1,855,495 or 87% from 1993 to 1994. The fluctuations in this income account is a result of one component of this account, gains realized from the remarketing of equipment on behalf of managed investor programs. The company shares in gains on remarketing of investor owned equipment after the investors have received a predetermined return. The company reported gains from these programs of approximately $2,100,000 in 1993, $280,000 in 1994, and $137,000 in 1995. The reductions in 1994 and 1995 are a result of the expiration of the remaining leases under these programs.

Interest income increased $310,281 or 75% in 1995 and $74,382 or 22% in 1994. These increases are largely attributable to the Company having higher invested cash balances each year.

Other income increased insignificantly in 1995 ($34,383), and decreased $474,112 in 1994. This change is primarily the result of reserve adjustments in 1993 based upon Management's revised estimates of the underlying liability related to these reserves.

Expense Trends - Two Years Ended December 31, 1995

Expenses were $8,874,296 in 1995, an increase of 33% from the expenses in 1994 of $6,676,405. This increase is a result of (i) increased selling, general and administrative expenses associated with expanded marketing efforts (primarily increased salaries and commissions) and (ii) one-time non-recurring expenses.

Depreciation expense decreased $102,656 or 24% in 1995. This decrease is largely attributable to the Company having a lower volume of operating lease originations.

Selling, general and administrative expenses increased $1,745,446 or 30% in 1995. This increase was largely a result of increased salaries and commission expense as well as a write-off of prepaid expenses totaling approximately $632,000 and the establishment of a reserve related to certain pending tax audits totaling approximately $418,000. These expenses are non-recurring in nature.

Interest expense increased $450,710 or 60% in 1995. This increase is largely the result of the company warehousing a greater volume of transactions for a longer period of time due to the securitization which closed in January of 1996.







Financial Condition

The Company's financial condition continues to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and non-recourse financing to fund future acquisitions and originations of Financial Contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those Financial Contracts for an amount which in the aggregate covers the Company's cost of operations, plus provides a return on stockholders' equity. The Company intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at market competitive rates of interest. The long-term funding methodologies will include: (i) the continued issuance of asset-backed securities,
(ii) portfolio sales, (iii) program financings, and (iv) the discounting of individual Financial Contracts.

In 1993 the Company originated and financed its assets in such a manner that the Company realized net income from operations. In 1994 the Company did not recognize comparable gains on the sales of leased equipment (related to expiring managed programs) and the Company did not sell and finance the same volume of Financial Contracts. In
1994 the Company's healthcare leasing business was affected by uncertainty in the healthcare market as a result of the national debate on healthcare reform. The debate concluded in late 1994 and healthcare providers appear to have a renewed interest in acquiring equipment. The new marketing efforts initiated resulted in the Company originating a much higher volume of business in 1995 compared to 1994.

Liquidity and Capital Resources

The Company utilizes amounts available under its warehouse facilities to fund the origination of its Financial Contracts and to carry such Financial Contracts until the date that they are sold to a third party or securitized. The Company has a number of credit facilities at its disposal including warehouse facilities that totaled approximately $66.4 million as of December 31, 1995. Amounts drawn and outstanding under these facilities are primarily a function of the Financial Contract volume generated prior to sale or securitization of such Financial Contracts. As of December 31, 1995, $57,915,758 was outstanding under the warehouse facilities.

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

The Company intends to continue to pursue a diversified strategy of funding which will include: (i) periodically securitizing aggregated pools of transactions; (ii) specific program financing agreements; (iii) portfolio sales, and (iv) selling selected transactions on a "one-off" basis. This strategy is focused upon maintaining funding access, optimizing the cost of funds and enhancing the Company's ability to be market/client responsive in specialized transactions.

The Company believes that existing cash balances, cash flows from its activities, available warehouse and permanent non-recourse borrowings, and securitized asset sales will be sufficient to meet its foreseeable financing needs, provided the Company is able to originate a sufficient volume of transactions which meet its credit quality and profitability standards.

The Securitization Process

Although the Company has historically sold some its Financial
Contracts outright to a third party, it believes that the "best execution" for the ultimate disposition of the Financial Contracts which it originates is the securitization process.
Since December, 1993, the Company has engaged in, and sponsored, four separate securitizations (one in December,
1993, the second in September, 1994, the third in March, 1995, and the last in January 1996.) The total approximate contract balances of the Financial Contracts sold by the Company into the last four securitizations has been $56,762,677, $39,424,940, $56,725,721 and $85,273,476, respectively.
Each of these securitizations has received "true sale" treatment, and is treated as a sale for accounting purposes. Each securitization has resulted in the issuance by a special-purpose, wholly-owned subsidiary of the Company of equipment lease-backed pay-through notes (the
"Securitization Notes"). Securitization Notes have been non-recourse to the Company. Such Securitization Notes have generally been issued in various tranches, with various subordination levels, but in each case, all of the Securitization
Notes (including the tranche which is the most subordinated) have been sold, and the Company has not been required to purchase or take back any part of the Securitization Notes. While this fact is not necessarily unique to the Company, it is frequently the case that companies in the same business as, or similar businesses to, that of the Company have been required, in connection with securitizations of their lease or loan portfolios, to purchase or take back the most subordinated tranche of securitization securities issued in connection with such securitizations, as a result of the perceived risk of such subordinated tranche. The Company's ability to avoid this risk is primarily the result of the credit quality history of their Financial Contract portfolios.
Each issue of Securitization Notes has been privately placed, rather than sold publicly.

The price at which the Company has historically sold Financial Contracts into each securitization is a function of a number of factors and considerations, but - as a general matter - the profit realized from such sale is the present value of the future revenue stream on the Financial Contracts, at the weighted average interest rate applicable to such Financial Contracts (together with an assumed residual value of the equipment of other items forming the security for the Financial Contracts), less (i) the weighted average yield applicable to the Securitization Notes, (ii) the expenses
(including the private placement fee) of issuance of the Securitization Notes, (iii) the accrual of the servicing fees, and
(iv) the establishment of certain reserves. Cash reserves of approximately 1% to 2% are established at closing for the purpose of providing credit support for the Securitization Notes, while
GAAP accounting reserves are established at
 .5%. The approximate .5% to 1.5% difference flows through the income statement and is recognized as current earnings. Generally, a reserve fund is established in connection with the securitization, and is funded from proceeds of the Securitization Notes in an amount equal to 1% to 2% of the aggregate contract balances of the Financial
Contracts sold into such securitization. Such reserve fund is increased over the life of the Securitization Notes by excess interest income on the Financial Contracts over the debt service applicable to the Securitization Notes, by residual realizations over those which were assumed at the time of the issuance of the Securitization Notes, and by interest income on the reserve fund itself.

Other Intermediation Contracts

While securitizations have been, since 1993, the prime exit strategy for Financial Contracts originated by the Company, the Company has in the past sold certain Financial Contracts (or portfolios of Financial Contracts) directly to third parties, and will continue to assess the viability of selling to third parties in the future. A direct sale of Financial
Contracts to third parties generally reduces or eliminates the need for any substantial representations or warranties from the Company, and generally may be accomplished without the need to establish any reserve or similar funds. In addition, such sales may frequently be effected quickly and may provide a source of interim working capital funds to the Company. The market for such outright sales to third parties is relatively deep and there are a number of financial institutions (including banks and insurance companies) which are currently involved in purchasing financial assets similar to the Financial Contracts. While it may often be the case that the purchaser(s) of financial assets like the Financial Contracts are seeking a higher yield or return (and thus a lower purchase price) than would be the case with a securitization of those same assets, there may be other reasons to sell such Financial Contracts to such purchaser(s) in lieu of a securitization. The Company intends to continue to assess the third-party sales market as a possible exit strategy for Financial Contracts.

During the three-year period from January 1, 1993 through December 31, 1995, the Company sold Financial Contracts
to third parties with an aggregate contract balance of $99,767,360, broken down as follows:  $36,790,616 in 1995;
$26,525,254 in 1994; and $36,451,490 in 1993.  Total financings by the
Company were $93,516,337 in 1995, $65,950,194 in 1994 and $93,214,167 in 1993.

Item 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the registrant and the report thereon of KPMG Peat Marwick LLP are filed as part of this annual report on Form 10-KSB:

        Consolidated Balance Sheets - December 31, 1995 and 1994

        Consolidated Statements of Operations
        -  Years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Stockholders' Equity
        -  Years ended December 31, 1995, 1994 and 1993

        Consolidated Statements of Cash Flows
        -  Years ended December 31, 1995, 1994 and 1993

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

                                   PART III


Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                          Directors of the Registrant


Name              Principal Occupation During Past
                  Five Years and Other Information        Age   Director Since

James A. Friedman     President and Chief Executive Officer
                      of the Company since November 1978;
                      Treasurer of the Company from August
                      1979 to September 1985.  Officer and
                      Director of PLI.                    50           1978

Leander W. Jennings   President of Jennings & Associates
                      since September 1986; Managing
                      Partner, Chicago Office of KPMG
                      Peat Marwick from January 1977
                      to February 1985; Director of A.O.
                      Smith Corporation, Alberto Culver
                      Corporation, Teppco Partners L.P.   66           1986

Marvin T. Keeling     Executive Vice President of the
                      Company from September 1985 to
                      August 1993; Secretary of the Company from
                      November 1978 to September 1993.
                      Director of PLI.                       53       1978

William D. Smithburg  Chairman of The Quaker Oats Company
                      since 1983 and Chief Executive Officer
                      thereof since 1981; Director of The
                      Quaker Oats Company, Abbott
                      Laboratories,The Northern Trust
                      Corporation and Corning Glass Work.    57        1986

Robert R. Youngquist,
D.D.S.                Practicing Orthodontist and owner of
                      Robert R. Youngquist D.D.S., Ltd.
                      during the past six years.             47       1978

                     Executive Officers of the Registrant



                  Principal Occupation During
Name of Officer   Past Five Years and Other Information         Age

James A. Friedman President and Chief Executive
                  Officer of the Company since November
                  1978; Treasurer of the Company from
                  August 1979 to September 1985.                50

Robert C. Benson  Senior Vice President of the Company since
                  August 1995.  From 1983 to 1995 Senior Vice
                  President and Chief Financial Officer of various financial services divisions of Heller
                  Financial, Inc.                                51

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


                          SUMMARY COMPENSATION TABLE

                                              Long-Term Compensation
            Annual Compensation                Awards        Payouts



  (a)    (b)     (c)    (d)      (e)       (f)        (g)        (h)     (i)
                                Other   Restricted                     All
Name and                       Annual     Stock                LTIP   Other
Principal     Salary   Bonus  Compensa-  Awards(s)  Options/ Payouts Compensa-
Position  Year   $     ($)     tion ($)   ($)         SAR      ($)    tion($)

James A.  1995 288,000
Friedman, 1994 357,000          3,625
President 1993 200,150 156,850
and Chief
Executive
Officer

                    Options/SAR Grants in Last Fiscal Year

                                 Individual Grants



(a)           (b)                        (c)            (d)            (e)
Name         Number of Securities     % of Total     Exercise or    Expiration
               Underlying            Options/SARs     Base Price       Date
            Options/SARs Granted     Granted to       ($/Sh)
                 (#)                 Employees in
                                     Fiscal Year

Robert C.
   Benson       25,000                   29%            $1.06    Aug. 9, 2005

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
         Option/SAR Values

(a)            (b)        (c)         (d)               (e)

Name          Shares      Value      Number of     Value of Unexercised
             Acquired   Realized    Securities     In-the-Money
            on Exercise   ($)       Underlying     Options/SARs at FY-
              (#)                   Unexercised    End ($)
                                    Options/SARs
                                    At FY-End (#)


                                   Exercisable/      Exercisable/
                                   Unexercisable     Unexercisable

David L.       -           -       16,667/8,333        $0/0
  Daum

Robert C.     -            -         0/25,000          $0/0
  Benson


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

The Non-Qualified Plan empowered the Board of Directors for a period of 10 years commencing on March 26, 1986, to grant non-qualified stock options to purchase shares of the Company's Common Stock to Directors of the Company who are not Officers or employees of the Company or its subsidiaries and to key employees who are not Directors of the Company. The Non-Qualified Plan provided for the issuance of up to 25,000 shares of Common Stock upon the exercise of options thereunder at any time prior to the approval of the 1987 Plan. A Director participant could not be granted options to purchase more than 7,500 shares of Common Stock under the plan. On March 26, 1986, the Board of Directors delegated the responsibility for the administration of the Non-Qualified Plan to the Committee. Subject to the provisions of the Non-Qualified Plan, the Committee determined the persons to whom options are granted, the number of shares subject to each option, the exercise price of each option and all other terms and conditions of exercise. Pursuant to an amendment adopted on May 1, 1986, options must have been granted at not less than 85% of the current fair market value of the shares of Common Stock. Each option granted under the Non-Qualified Plan was and is immediately exercisable in full. A portion of the shares purchased upon exercise of an option granted under the Non-Qualified Plan may, however, be subject to repurchase by the Company at the option price if the optionee ceases to be an employee or a Director, as the case may be, of the Company within five years after the date of grant of the option. Such repurchase option lapses pro-rata over such period and lapses entirely where certain transactions involving the Company have occurred. Options are not transferable, except that options may be exercised by the executor, administrator or personal representative of a deceased optionee for a period of not longer than one year after the death of such optionee at such time and to such extent that the optionee, had he lived, would have been entitled to exercise such option.

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

On August 31, 1994 the stockholders approved an additional 200,000 shares of the Company's Common Stock be reserved for issuance pursuant to the exercise of options under the 1987 Plan.

Item 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Current Ownership

The following table sets forth certain information as of December 31, 1995 with respect to the beneficial ownership of the Company's Common Stock by each stockholder or group known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each Director, and by all Executive Officers and Directors as a group. The information is based, in part, on data furnished by such Executive Officers, Directors and stockholders.
The address of each holder of more than 5% of the Company's Common Stock other than First Financial Fund, Inc.
and Wellington Management Company is O'Hare International Center, 10275 West Higgins Road, Rosemont, Illinois
60018. The address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109. First
Financial Fund, Inc.'s address is One Seaport Plaza, 25th Floor,
New York, New York  10292.

   Name of                Amount and Nature
Beneficial Owner           of Beneficial Ownership          Percent of Class

James A. Friedman (1)         2,198,375                         48.7%

Leander W. Jennings (2)          27,100                           *

Marvin T. Keeling (3)           500,125                        11.1%

William D. Smithburg (2)(4)      29,000                           *

Robert R. Youngquist, D.D.S. (5) 20,000                           *

First Financial Fund, Inc. (6)  330,000                         7.3%

All Executive Officers and Directors
as a group (5 persons) (2)    2,774,600                        61.4%

_________________________

*Less than 1%

(1) Includes 459,975.67 shares owned by a trust for the benefit of Mr. Friedman's children for which Mr. Friedman disclaims beneficial ownership.

(2) Includes outstanding options which are currently exercisable with respect to the following named individuals or groups:
    Messrs. Jennings, 25,000 shares; Smithburg, 25,000 shares; all Executive Officers and Directors as a group, 50,000 shares.

(3) Includes 22,000 shares owned by trusts for the benefit of Mr. Keeling's children and 40,000 shares held in a family trust fund for which Mr. Keeling disclaims beneficial ownership.

(4) Includes 2,000 shares owned by trusts for the benefit of Mr. Smithburg's children for which Mr. Smithburg disclaims beneficial ownership.

(5) Includes 15,000 shares held in a pension plan of which Dr. Youngquist is a fiduciary and for which Dr. Youngquist disclaims beneficial ownership.

(6) According to Schedules 13G filed with the Securities and Exchange Commission on January 31, 1996, First Financial
    Fund, Inc., an investment Company, is the beneficial owner of such shares, and Wellington Management Company, its investment advisor, may also be deemed to be a beneficial owner of those shares.

Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no family relationships among the Directors and Executive Officers of the Company.

Prior to 1986 Mr. Friedman participated in various investor programs in which he bought equipment from PLI, and PLI assigned to him leases executed by various hospitals or other lessees. These transactions were effected in a period during which Mr. Friedman was a Director and Executive Officer of the Company. The transactions were structured on substantially the same terms as the Company's other investor programs, except the acquisition fees paid by the Executive Officer of the Company were 50% of the usual fee. Mr. Friedman did not purchase any new transactions in 1993, 1994, or 1995.
The following is a summary of all transactions entered into prior to fiscal 1986 involving Executive Officers and Directors which were in effect as of December 31, 1995:

                    Number       Aggregate    Aggregate
                    of           Equipment      Cash
     Investor       Leases         Cost       Proceeds

    James A. Friedman   2       $261,036       $81,712

In September 1991, James A. Friedman purchased one lease and the underlying telecommunications equipment from the Company for a price of approximately $350,000, made up of cash and an assumption of the debt secured by those assets. The transaction was approved by the Company's outside directors in accordance with the Company's policy of related party transactions. The Company originally purchased the equipment for approximately $456,000 and entered into this lease in February, 1990. At the date of the sale to Mr. Friedman, the assets were carried on the Company's books at approximately $373,000. There were no proceeds received by Mr. Friedman on this lease in 1994.
$27,511 was received by Mr. Friedman in 1995 on this transaction.


Item 13.       EXHIBITS AND REPORTS ON FORM 8-K

   1.   Financial Statements                   Sequential Page No.

        The following financial statements of Prime Capital Corporation and Subsidiaries are filed as part of this annual report on Form
       10-KSB:

       a) Independent Auditors' Report                                   20

       b) Consolidated Balance Sheets as of December 31, 1995 and 1994    21

       c) Consolidated Statements of Operations for the years ended
          December 31, 1995, 1994 and 1993                                22

       d) Consolidated Statements of Stockholders' Equity for the years
          ended December 31, 1995, 1994 and 1993                          23

       e) Consolidated Statements of Cash Flows for the years ended
          December 31, 1995, 1994 and 1993                                24

       f) Notes to Consolidated Financial Statements                      25


  2.   Exhibits

       The exhibits filed in response to Item 601 of Regulation S-B as part of this Annual Report on Form 10-KSB are listed in the Exhibit Index on pages 33 through 34.

  3.   Reports on Form 8-K

       There were no reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year
       ended December 31, 1995.



                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Prime Capital Corporation:


We have audited the accompanying consolidated balance sheets of Prime Capital Corporation and subsidiaries as of December
31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Capital Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



                                              KPMG PEAT MARWICK LLP


Chicago, Illinois

March 6, 1996

                   PRIME CAPITAL CORPORATON AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                                        December 31,
      ASSETS                                     1995          1994
Cash and cash equivalents                  $  2,001,949  $ 1,945,353
Receivables:
  Rentals on leased equipment                   100,589       59,329
  Due from equipment trusts                      38,068       68,609
  Other                                       2,473,095    2,107,271
Net investment in direct financing leases 58,561,185 16,846,541 Leased equipment, net of accumulated depreciation of $164,542 and $73,254
 in 1995 and 1994, respectively               2,581,032    1,924,634
Deposits on equipment                           114,836      755,354
Property and equipment, net of accumulated
 depreciation of $1,062,527 and $942,890
 in 1995 and 1994, respectively                 285,599      272,134
Other assets                                  3,798,073    2,962,224
  Total assets                            $  69,954,426  $26,941,449
LIABILITIES AND STOCKHOLDERS'EQUITY

Notes payable                             $  58,300,252  $ 7,889,502
Accounts payable for equipment                4,057,179   11,919,579
Accrued expenses and other liabilities        4,246,376    1,996,002
Deposits and advances                           563,711      513,225
 Total liabilities                           67,167,518   22,318,308
Stockholders' equity
  Common stock, $0.05 par value:
  authorized 10,000,000 shares; issued and
  outstanding 4,374,365 shares in
  1995 and 1994                                 218,718      218,718
 Additional paid-in capital                   9,681,225    9,681,225
 Accumulated deficit                         (6,813,235)  (4,977,002)
 Treasury stock, at cost; 94,200 shares
  in 1995 and 1994                             (299,800)    (299,800)
 Total stockholders' equity                   2,786,908    4,623,141
Total liabilities and stockholders' equity  $69,954,426  $26,941,449

See accompanying notes to consolidated financial statements.

                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Operations
                                                 Years Ended December 31,
                                        1995        1994         1993
Revenues:
 Rentals on leased equipment       $  723,265  $  700,938  $   542,937
 Direct financing leases            1,427,943     764,827      770,969
 Fee income                         3,736,491   2,267,641    3,045,735
 Gain on sale of leased equipment     137,553     276,848    2,132,343
 Interest                             726,701     416,420      341,588
 Other income                         286,110     251,727      725,839
   Total revenues                   7,038,063   4,678,401    7,559,411

Expenses:
 Amortization of deferred
      finance costs                     --           4,357       65,368
 Depreciation of leased equipment      317,181     419,837      237,488
 Selling, general and administrative 7,531,351   5,785,905    4,904,483
 Interest                            1,200,662     749,952      514,377
 Net capitalized initial direct
   costs                              (174,898)   (283,646)    (170,681)
 Total expenses                      8,874,296   6,676,405    5,551,035

Net income (loss)                 $(1,836,233) $(1,998,004)  $2,008,376

Income (loss) per common and common
 equivalent share:                $  (0.43)     $ (0.47)      $  0.47

See accompanying notes to consolidated financial statements.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity
                    Years Ended December 31, 1995, 1994 and 1993
                               Additional                           Total
                     Common     Paid-In   Accumulated  Treasury  Stockholders'
                      Stock     Capital     Deficit     Stock      Equity

Balance at
 December 31, 1992   218,718   9,681,225   (4,987,374) (299,800)   4,612,769
Net income             -          --        2,008,376     --       2,008,376

Balance at
 December 31, 1993   218,718   9,681,225   (2,978,998) (299,800)   6,621,145
Net loss               --         --       (1,998,004)   --       (1,998,004)

Balance at
 December 31, 1994   218,718   9,681,225   (4,977,002) (299,800)   4,623,141
Net loss              --          --       (1,836,233)     --    (1,836,233)

Balance at
 December 31, 1995 $ 218,718  $9,681,225  $(6,813,235) $(299,800) $2,786,908

See accompanying notes to consolidated financial statements.

                    PRIMECAPITAL CORPORATION AND SUBSIDIARIES

                    ConsolidatedStatements of Cash Flows
                                                    Years Ended December 31,
                                              1995          1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                       $(1,836,233) $ (1,998,004) $2,008,376
 Adjustments to reconcile net income
 (loss) to net cash provided (used) by
  operating activities:
    Depreciation                             436,818       531,936    320,846
    Amortization of unearned income       (1,427,943)    (756,654)   (771,342)
    Amortization of deferred finance
    costs on direct finance leases              --           4,356     65,368
    Gain on securitization                (2,054,114)    (632,459) (1,874,333)

Changes in assets and liabilities:
 Rentals on leased equipment and other
      receivables                             723,201    1,084,162  2,363,810
 Deferred charges                             351,236     (261,286) (139,690)
 Other assets                              (1,311,568)  (1,864,686) (849,646)
 Accrued expenses and other liabilities     2,250,375      (31,646) (210,647)
 Due from equipment trusts                     30,541      122,366   287,273

Net cash provided (used) by operating
  activities                               (2,837,687)  (3,801,915) 1,200,015

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease  (114,532,687) (63,753,378) (70,171,172)
 Proceeds from sale of assets               317,268      479,954      789,030

Net cash used in investing activities  (114,215,419) (63,273,424) (69,382,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Discounted lease proceeds and proceeds from
 sale of fully leveraged finance leases   35,932,007  22,810,629  28,334,734
 Proceeds from notes payable, net         50,410,749   6,797,244   1,092,258
 Proceeds from securitization,
   net of expenses                        30,766,946  35,352,740  40,726,344

Net cash provided by financing
  activities                             117,109,702  64,960,613  70,153,336

Increase (decrease) in cash and
   cash equivalents                           56,596  (2,114,726)  1,971,209
Cash and cash equivalents:
  Beginning of year                        1,945,353   4,060,079  2,088,870
  End of year                            $ 2,001,949  $1,945,353  $4,060,079

Cash paid during the year for:
  Interest                               $ 1,225,401  $ 732,618  $ 506,926

Supplemental schedule of noncash
 financing activities:
 Discounted lease rentals on direct
 finance leases collected by financial
 institutions                            $      -    $ 168,920  $ 1,095,047

See accompanying notes to consolidated financial statements.


                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


(1)   Summary of Significant Accounting Policies

      Prime Capital Corporation, through its wholly-owned subsidiaries, is engaged principally in providing
      financial services to clients and customers throughout the United States. The Company's primary focus is on providing specialty and high value-added financial products that are targeted to specific markets through its three Business Units.
      The Company is primarily engaged in the business of originating
      (or, in some cases, purchasing) leases, secured loans or installment purchase agreements (collectively, "Financial Contracts"), warehousing such Financial Contracts, and ultimately securitizing (or, in some
      cases, selling outright) such Financial Contracts.   The accompanying
      consolidated financial statements include the accounts of Prime
      Capital Corporation and its wholly-owned subsidiaries, Prime Leasing, Inc. (and its subsidiaries Prime Healthcare, Inc. and Financial Alliance Corp.), Prime Equities, Ltd., Americom Resources,
      Inc., formerly Interstate Telecommunications Corporation, Prime Finance Corporation 1993-A, and Prime
      Finance Corporation 1994-A. All material intercompany transactions have been eliminated.

      (a)  Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (b)  Revenue Recognition

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

PRIME CAPITAL CORPORATION AND SUBSIDIARIES

      (c)  Cash and Cash Equivalents:

      Cash and cash equivalents are generally comprised of highly liquid instruments with original maturities of 90 days or less.

      (d)  Income Taxes

      As of January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". The adoption of this standard changed the Company's method of accounting for income taxes from APB No. 11 the deferred method to an asset and liability approach. The adoption of SFAS No. 109 did not have an impact on the financial position or results of operations of the Company.

      (e)  Net Income per Share

      Net income per common and common equivalent share is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Stock options are not included in the number of common and common equivalent shares because they are not dilutive. The number of common and common equivalent shares used in the computation of net income per common and common equivalent share for the years ended December 31, 1995, 1994, and 1993 were 4,280,165.

      (f)  Financial Instruments

      The carrying value of the Company's financial instruments approximates their fair value.

      (g)  Reclassifications

      Certain reclassifications have been made to the 1993 and 1994 consolidated financial statements to conform with the presentation used in 1995.

      (2)  Subsequent Event

      The Company closed a securitization of $85,273,476 of its equipment loan and lease receivables on
      January 22, 1996. Although substantially all of the securitized pool consists of contracts originated during 1995, accounting rules require that the gain realized by the Company from accounting for the securitization as a sale be recognized in the first quarter of 1996. The Company reported a net loss for 1995 of $1,836,000, or $(.43) per share, compared to a net loss of $1,998,000, or $(.47) per share, a year earlier.
      On a pro forma basis, for the twelve month period ended December 31, 1995 the Company would have reported net income of $1,886,000, or $.44 per share, had the January 22, 1996 sale been included in 1995 results.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES

(3)   Net Investment in Direct Financing Leases

      The components of the net investment in direct financing leases as of
       December 31 are as follows:
                                                  1995                1994

    Minimum lease payments receivable         $72,778,029       $22,036,563
    Estimated unguaranteed residual value of
         leased equipment                        449,810           154,709
    Capitalized initial direct costs              63,784             4,448
    Unearned income                           (14,720,438)        (5,339,179)
    Allowance for uncollectible accounts          (10,000)          (10,000)
    Net investment in direct financing leases $58,561,185        $16,846,541

    The estimated unguaranteed residual value of leased equipment at December 31, 1995 and 1994 includes residuals of $83,698 and $127,723, respectively, recorded from residual sharing agreements with investor programs and other third parties.

    Minimum lease payments to be received on direct financing leases in each of the next five years and beyond are as follows:

                Year Ending
               December 31,
                   1996                     $18,822,633
                   1997                     17,004,253
                   1998                     14,214,975
                   1999                     10,582,669
                   2000                      6,812,042
                   Thereafter                5,341,457
    Minimum lease payments to be
         received                           $72,778,029

    Leased equipment in the Company's portfolio consists primarily of medical, telecommunication and other equipment with average 46-month lease terms, for which estimated residual values of 5% to 25% have been assigned. The following table summarizes the estimated unguaranteed residual value on direct financing leases by year of lease termination:

                Year Ending
               December 31,
                   1996                        $11,310
                   1997                         72,392
                   1998                         15,082
                   1999                         2
                   2000                        351,024
                   Total                      $449,810

PRIME CAPITAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements - Continued


(4) Notes Payable

    Notes payable at December 31, 1995 of $58,300,252 represent amounts borrowed under three warehouse lines which were used to finance the Company's purchase of certain equipment on lease. Outstanding borrowings under the warehouse lines are typically secured by the related equipment. The various warehouse lines bear different interest rates and maturities.

(5) Securitizations

    On December 31, 1993, the Company completed an asset securitization pursuant to which a wholly-owned, newly-formed, limited-purpose subsidiary of the Company issued three classes of receivables-backed, pay-through notes secured by the Company's entire interest in the pooled assets. The Company realized aggregate proceeds of $56,762,677 from the transaction. Under the related indenture, the Company has provided
    Noteholders with additional credit enhancement in the form of (i) a cash reserve fund and (ii) limited recourse to the Company for losses that exceed amounts held in the cash reserve fund up to a maximum aggregate amount equal to 3% of the initial aggregate note proceeds. The Company has established its own allowance for expected losses under its recourse obligations to Noteholders based on its historical loss experience and management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial aggregate note proceeds. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $1,874,333 has been included in fee income in the accompanying consolidated financial statements.

    On September 19, 1994, the Company completed another asset securitization pursuant to which a wholly-owned, newly-formed, limited-purpose subsidiary of the Company issued two classes of receivables-backed, pay-through notes secured by the Company's entire interest in the pooled assets. The Company realized aggregate proceeds of $39,424,940 from the transaction. The Company established its own allowance for expected losses under its recourse obligations to Noteholder based on its historical loss experience and Management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial equipment cost. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $632,459 has been included in fee income in the accompanying consolidated financial statements.

    On March 16, 1995, the Company issued and sold equipment lease-backed pay-through notes in an aggregate initial principal amount of $56,725,781. Through this issuance of such notes, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994.
    Pursuant to FASB Statement No. 77, these assets and liabilities were removed from the balance sheet and the resulting gain was recognized on the Company's statement of operations in the first quarter of 1995. The
    Company established its own allowance for expected losses under its recourse obligations to the Noteholder based on its historical lossexperience and Management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial equipment cost. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $2,054,114 has been included in fee income in the accompanying consolidated financial statements.
PRIME CAPITAL CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements - Continued


    Securitization - Continued

    On January 22, 1996, the Company issued and sold equipment lease-backed pay-through notes in an aggregate initial principal amount of $85,273,476. Through this issuance of such notes, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1995.
    Pursuant to FASB Statement No. 77, these assets and liabilities were removed from the balance sheet and the resulting gain was recognized on the Company's statement of operations in the first quarter of 1996.The
    Company established its own allowance for expected losses under its recourse obligations to the Noteholder based on its historical loss experience and management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial equipment cost.

(6) Income Taxes

    The Company's net income tax provision after consideration of the tax effect from utilization of net operating loss carryforwards was zero for the years ended December 31, 1995, 1994 and 1993.

    The reported income tax expense differs from the "expected" tax expense (benefit) (computed by applying the Federal corporate tax rate to the income before income taxes) as follows:

                                      1995         1994         1993
    Computed "expected" tax
       expense (benefit)          ($624,320)     ($679,321)      $ 682,848

    State income tax expense
     (benefit) net
      of Federal income tax expense (89,130)       (97,550)        100,121

    Other - net                       12,111         9,282          4,851

    Net operating loss (carryforward
       utilized) unused benefit      701,339        767,589      (787,820)

    Total expense                 $    ---          $    ---       $    ---

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

    Income Taxes - Continued

    Deferred tax assets and liabilities at December 31, 1995 and 1994 include:

                                                   1995         1994

    Deferred Tax Assets:

    Net operating and  passive activity
       loss carryforwards                  $ 8,407,937         $ 6,394,913

    Investment tax credit carryforward         645,307             797,868

    Financial statement reserves not currently
       deductible for tax purposes              341,779       185,578

    Gross deferred tax assets                9,395,023      7,378,359

    Less: Valuation allowance              (6,901,753)     (6,336,027)

    Total deferred tax assets                2,493,270        1,042,332

    Deferred Tax Liabilities:

    Difference in securitization accounting
       for tax purposes and financial
       statement  purposes                   2,209,253        912,364

    Other, net                                 284,017        129,968

    Total deferred tax liabilities           2,493,270      1,042,332

    Net deferred taxes                 $    --                  $     --

PRIME CAPITAL CORPORATION AND SUBSIDIARIES

    Income Taxes - Continued

    Included in the SFAS No. 109 at January 1, 1995 were valuation allowances of $6,336,027. During fiscal
    1995, the valuation allowance increased by $565,726 primarily from the additional passive activity loss generated by Prime Finance Corp. 1993-A and Prime Finance Corp. 1994-A.

    The Company has $645,307 of unused investment tax credit carryforwards that are available for consolidated tax return purposes which expire at various times between 1996 and 2001.
     At December 31, 1995, the
    Company had a passive activity loss carryforward of approximately $16,004,000 and a net operating loss carryforward of approximately $5,555,000 available for tax return purposes. The passive activity loss carryforward does not expire, and may be used before the Company's net operating loss carryforward to offset income from future business activities of the Company. The net operating loss carryforward expires in the following manner: $2,383,000 in 2001, $1,238,000 in 2002, $1,215,000 in 2003, $102,000 in 2004, $5,000 in
    2005, $575,000 in 2006, $15,000 in 2007, $8,000 in 2008, $9,000 in 2009,
    and $5,000 in 2010.

(7) Commitments and Contingencies

    The Company rents office space and equipment under various operating lease agreements expiring during the next eight years. The following is a schedule of future minimum rental payments required under these leases:

           Year Ending
           December 31,             Amount

              1996                $261,558
              1997                 296,868
              1998                 304,133
              1999                 311,399
              2000                 318,664
              2001                 325,930
              2002                 340,461
              2003                 347,726

    Rent expense for the years ended December 31, 1995, 1994, and 1993 was $282,513, $283,777 and $278,458 respectively.

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

                              1995           1994          1993
    Number of shares:
    Shares under option at
      beginning of year      356,162        274,662        290,162
    Options granted           85,000         94,500         33,000
    Options expired          (18,568)          ---           ---
    Options terminated       (86,500)       (13,000)       (48,500)

   Shares under option
       at end of year        336,094         356,162       274,662

  Options exercisable
    at end of year           237,428         214,831       181,995

  Option price range    $0.125 - $12.00   $0.125 - $12.00    $0.125 - $12.00

(9) Employee Benefit Plan

    During 1985, the Company established a defined contribution benefit plan under Internal Revenue Code (the
    "Code") section 401(a) with a cash deferred benefit arrangement under section 401(k) of the Code.  The plan
    covers all employees. Contributions to the plan are based on percentages of employee contributions plus discretionary contributions determined annually by the Board of Directors. Contributions of approximately
    $39,000 and $58,000 were made in 1994 and 1993, respectively, for participants in the plan. There was no contribution made in 1995.

                                 EXHIBIT INDEX

                           PRIME CAPITAL CORPORATION

Copies of the following documents are filed herewith as exhibits:




Exhibit No.   Description                         Sequential Page No.

  3.1         Certificate of Incorporation               *
  3.2         By-Laws                                    -
 10.1         Sublease dated October 8, 1985
               between the Dow Chemical
               Company and Registrant                    *
 10.2         1984 Incentive Stock Option
                Plan of Registrant                       *
 10.3        1986 Non-Qualified Stock Option
               Plan of Registrant                        *
10.13       Master Lease Agreements of Registrant        *
10.13(a)    Revised Master Lease Agreements of
               Registrant                               ****
10.15      Stock Restriction Agreement dated
            July 2, 1985 between
            Registrant and Marvin T. Keeling             *
10.23    Form of Equipment Bill of Sale and
           Assignment contracts used in
           equipment sale-lease assignment
           transactions between
           Registrant and each of James A.
           Friedman, Marvin T. Keeling,
           Robert Youngquist, Thomas W. Heimsoth
           and Allen M. Olinger, III                      *
10.48    Bill of Sale of Lease to James Friedman        *****
 21      Subsidiaries of Registrant                       35
 23      Consent of KPMG PEAT MARWICK LLP                 36


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

                Exhibits 21 and 23 have been included herein.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          PRIME CAPITAL CORPORATION
                               (Registrant)



Date:  April 8, 1996                        /S/ James A. Friedman
                                                 James A. Friedman
                                                 Chairman and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of April, 1996.

        Signature                                 Title


 /s/ James A. Friedman                 Chairman, President and Director
      James A. Friedman                  (Principal Executive Officer)


 /s/ Robert C. Benson                  Chief Financial Officer
      Robert C. Benson                   (Principal Financial Officer)


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


 /s/ Leander W. Jennings
      Leander W. Jennings

                                  EXHIBIT 21

                          Subsidiaries of Registrant






   Name of Subsidiary                    Jurisdiction of Incorporation



Prime Leasing, Inc.
  d/b/a's: Americom Financial, Inc.
             ITC Leasing Co.                      Illinois



Prime Equities, Ltd.                              Illinois


Americom Resources, Inc.
  (formerly Interstate Telecommunications
   Corporation)                                    Illinois


Prime Finance Corp. 1993-A                         Illinois

Prime Finance Corp. 1994-A                         Illinois

Prime Healthcare, Inc.                             Illinois

Capital Alliance Corporation                       Illinois
  f/k/a Financial Alliance Corporation

                               EXHIBIT 23

                           PRIME CAPITAL CORPORATION

                       CONSENT OF KPMG PEAT MARWICK LLP

The Board of Directors and Stockholders
Prime Capital Corporation:

We consent to incorporation by reference in the Registration Statement No. 33-8386 on Form S-8 of Prime Capital
Corporation of our report dated March 6, 1996 relating to the consolidated balance sheets of Prime Capital Corporation andsubsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in this December 31, 1995 annual report on Form 10-KSB of Prime
Capital Corporation.



                                       KPMG PEAT MARWICK  LLP


Chicago, Illinois

April 8, 1996