Form 10QSB
period 1996-03-31
PRIME CAPITAL CORP
filed 1996-05-15
CIK 791013

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB

(Mark one)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
   OR
[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13
or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or forsuch shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___

As of March 31, 1996, there were 4,280,165 shares of common stock outstanding.

PRIME CAPITAL CORPORATION AND SUBSIDIARIES



    INDEX


PART I.   FINANCIAL INFORMATION                            PAGE

Item 1.     Financial Statements

          Consolidated Statements of Operations --
            Three Months Ended
            March  31, 1996 and March 31, 1995 . . . . . . . 3

          Consolidated Balance Sheets --
            March 31, 1996 and December 31, 1995 . . . . . . 4

          Consolidated Statements of Cash Flows --
            Three Months Ended March 31, 1996 and March 31, 1995 . . 5

          Notes to Consolidated Financial Statements . . . . 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . 7-9

PART II.  OTHER INFORMATION  . . . . . . . . . . . . . . . . 9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . .10

PART I.  FINANCIAL INFORMATION

Item I. Financial Statements

PRIME CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)

                                            Three Months Ended March 31,
                                             1996              1995

Revenues:

    Rentals on leased equipment         $  49,906            $ 216,259
    Direct financing leases               150,517              416,162
    Fee income                          4,375,550            2,626,224
    Gain on sale of leased equipment        3,689               14,616
    Interest                              442,370              270,045
    Other income                           78,572               31,624
      Total revenues                    5,100,604            3,574,930

Expenses:

    Depreciation of leased equipment       19,154              129,789
    Selling, general and administrative  1,505,789           2,216,236
    Interest                               684,604             453,955
    Net capitalized initial direct
        costs                             (29,324)             (35,214)
      Total expenses                     2,180,223            2,764,766

Income before income tax
        expense                          2,920,381              810,164

Income tax expense                         ---                    --

Net income                             $ 2,920,381          $   810,164

Net income per common and common
    equivalent share:                   $     0.68               $  0.19


See accompanying notes to consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES


                 Consolidated Balance Sheets (Unaudited)



                                                   March 31,    December 31,
         ASSETS                                       1996            1995
  Cash and cash equivalents                     $   2,708,424   $  2,001,949
  Receivables:
     Rentals on leased equipment                       87,114        100,589
     Due from equipment trusts                         64,398         38,068
     Other                                          2,694,970      2,473,095
  Net investment in direct
     financing leases                              13,064,217     58,561,185
  Leased equipment,
    net of accumulated
    depreciation of  $18,623
     and $164,542 at
     March 31, 1996 and
     December 31, 1995
     respectively                                     88,250       2,581,032
  Deposits on equipment                              171,586         114,836
  Property and equipment,
    net of accumulated
    depreciation of $1,094,645
    and  $1,062,527
    at March 31, 1996 and
    December 31, 1995,
    respectively                                     298,101        285,599
  Other assets                                     6,031,631      3,798,073

Total assets                                   $ 25,208,691    $ 69,954,426


LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable to banks                     $  13,343,066     $ 58,300,252
  Accounts payable for equipment                   778,029        4,057,179
  Accrued expenses and
    other liabilities                            4,211,149        4,246,376
  Deposits and advances                          1,169,158          563,711
  Total liabilities                             19,501,402       67,167,518

 Stockholders' equity
  Common stock, $0.05 par value:
   authorized 10,000,000 shares;
   issued and
   outstanding 4,374,365 shares
   at March 31, 1996
   and December 31, 1995                          218,718           218,718
  Additional paid-in capital                    9,681,225         9,681,225
  Accumulated deficit                          (3,892,854)       (6,813,235)
  Treasury stock, at cost; 94,200 shares
    at March 31, 1996 and
    December 31, 1995                            (299,800)         (299,800)
 Total stockholders' equity                     5,707,289         2,786,908

Total liabilities and
  stockholders' equity                      $  25,208,691       $ 69,954,426

See accompanying notes to consolidated financial statements.

                               PRIME CAPITAL CORPORATION AND SUBSIDIARIES


                        Consolidated Statements of Cash Flows (Unaudited)

                                               Three Months Ended March 31,
                                                   1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                 $  2,920,381        $ 810,164
   Adjustments to reconcile net
     income to net cash
     used by operating
     activities:
       Depreciation                                 51,271         157,103
       Amortization of unearned income           (150,517)        (416,162)
       Gain on securitization                  (4,102,760)       (2,268,999)
  Changes in assets and liabilities:
       Rentals on leased equipment and
         other receivables                         692,217          237,816
       Deferred charges                              4,055          138,670
       Other assets                            (2,281,546)         (845,502)
       Accrued expenses and
         other liabilities                        (35,227)          946,318
       Due from equipment trusts                  (26,330)           31,530

Net cash used by operating activities           (2,928,456)      (1,209,062)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Cost of equipment
   acquired for lease                          (13,608,305)      (32,435,599)
  Proceeds from sale of assets                     221,654        ---

Net cash used in investing activities          (13,386,651)   (32,435,599)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Discounted lease proceeds
   and proceeds from
   sale of fully leveraged
   finance leases                               1,707,725        10,323,341
  Repayments of
     notes payable to banks                   (44,957,186)        (6,185,692)
  Proceeds from securitization,
    net of expenses                            60,271,043         29,678,132

Net cash provided by
  financing activities                         17,021,582          33,815,781

Increase in cash and cash
    equivalents                                   706,475            171,120


Cash and cash equivalents:

    Beginning of period                         2,001,949          1,945,353
    End of period                            $  2,708,424      $   2,116,473

Cash paid during the period for:
  Interest                                      $  684,604           $ 453,955
  Income taxes                                  $    --              $   --

 See accompanying notes to consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Item 1. Basis of Presentation

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

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

The financial results of 1995 and the first quarter of 1996 were influenced by a number of economic and strategic issues including:
(i) over the past several years the Company's health care market has changed in both size and the type of financing required by the marketplace,
(ii) a securitization totaling
$56,725,781 was completed in March 1995 and (iii) a securitization totaling $85,273,476 was completed in January 1996.

The Company conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until: (i) it has received a noncancelable lease from its customer, and (ii) a.) it has determined that the lease can be either discounted with a bank or financial institution on a non-recourse basis, or b.) it is determined that it meets the lease origination standards established for a securitized pool. The Company intends to continue to pursue a diversified strategy of funding which will include; (I) periodically securitizing aggregated pools of transactions, (ii) specific program financing agreements, (iii) portfolio sales, and (iv) financing selected transactions on a "one-off" basis.

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


Results of Operations - Three Months Ended March 31, 1996

Net Income

Net income for the three months ended March 31, 1996 was approximately $2,920,000 or $.68 per share, as compared to net income of approximately $810,000 or $0.19 per share for the same quarter of 1995.
The increase in net income resulted primarily from the securitization completed in January 1996 which included assets that were capitalized as of December 31, 1995 of approximately $85,273,000 compared to the March 1995 securitization which included assets that were capitalized as of December 31, 1994 of approximately $56,726,000.


Revenues

Total revenues for the three months ended March 31, 1996 were approximately $5,101,000 compared to revenues of approximately $3,575,000 for the same period last year. The increase was largely attributable to increases in all revenue categories relative to the January 1996 securitization with the exception of rentals on leased equipment, direct financing lease income and gain on sale of leased equipment.

Rentals on leased equipment and direct financing lease revenues decreased approximately $166,000 (77%) and $266,000 (64%), respectively, due to the fact that the 1995 securitization took place in March and the 1996 securitization took place in January. The first quarter of 1995 had two additional months of associated income from leased assets before securitization than the first quarter of 1996.

Fee income increased approximately $1,749,000 in the first quarter of 1996 compared to the same period in 1995 as a result of the larger gain recorded on the sale of assets in the January 1996 securitization.

Gains from equipment sales decreased approximately $11,000 in the first quarter of 1996 compared to the same period in 1995.

Interest income increased approximately $172,000 (64%) in the first quarter of 1996 compared to the same period in 1995 as a result of interest earned in relation to the January securitization and interest income on the reserve funds held in connection with prior securitizations.

Expenses

Total expenses for the three months ended March 31, 1996 were approximately $2,180,000 compared to approximately $2,765,000 during the same period of 1995, a decrease of approximately 21%. The $585,000 decrease was due mainly to a decrease in selling, general and administrative expenses ($710,000) and a decrease in depreciation of leased equipment ($111,000), partially offset by an increase in interest expense of approximately $231,000.

Depreciation expense decreased approximately $111,000 in the first quarter of 1996 compared to the same period of 1995 as a result of the Company retaining equipment subject to operating leases for a longer period of time in 1995 than in 1996.

Selling, general, and administrative expenses decreased approximately $710,000 in the first quarter of 1996 compared to the same period of 1995. This decrease is due mainly to nonrecurring charges recognized in the first quarter of 1995 (a write-off of prepaid expenses totaling approximately $253,000 and the establishment of a reserve related to certain pending tax audits totaling approximately $418,000.)

Interest expense increased by approximately $231,000 in the first quarter of 1996 compared to the same period of 1995 due to increased expenses associated with the Company's warehouse facilities.

Financial Condition

The Company's financial condition continues to be dependent upon certain critical elements. First, the
Company must be able to obtain recourse and non-recourse financing to fund future acquisitions and originations of Financial Contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those Financial Contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. The Company intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at market competitive rates of interest. The long-term funding methodologies will include:
(i) the continued issuance of asset backed securities; (ii) portfolio sales,
(iii) program financings, and (iv) the discounting of individual
Financial Contracts.

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


PRIME CAPITAL CORPORATION
(Registrant)





                                     May 15, 1996
_______________________________

                                      Robert C. Benson, Chief Financial Officer.

                                      Robert C. Benson is the  Principal
                                      Financial and Accounting Officer and has been duly authorized to sign on behalf of the Registrant




                                    May 15, 1996


                                    James A. Friedman, Chief Executive
                                      Officer.