Form 10QSB
period 1996-06-30
PRIME CAPITAL CORP
filed 1996-08-14
CIK 791013

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB




(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1996
                               OR
 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

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

As of June 30, 1996, there were 4,282,665 shares of common stock outstanding.

           PRIME CAPITAL CORPORATION AND SUBSIDIARIES



INDEX


PART I.   FINANCIAL INFORMATION                                  PAGE

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three and Six Months Ended
            June 30, 1996 and 1995                           3

          Consolidated Balance Sheets --
            June 30, 1996 and December 31, 1995              4

          Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1996 and 1995          5

          Notes to Consolidated Financial Statements         6

      Item  2. Management's Discussion  and  Analysis  of Financial
            Condition and Results of Operations            7-9

PART II.  OTHER INFORMATION                                  9

SIGNATURE                                                   10


   PART I.              FINANCIAL INFORMATION

Item I.    Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Operations (Unaudited)

                           Three Months             Six Months
                          Ended June 30,           Ended June 30,

                                 1996       1995        1996      1995
Revenues:
    Rentals on
    leased equipment        $ 249,091   $ 155,021   $ 298,997   $ 371,280

    Direct financing
       leases                 477,779     124,172     628,297     540,334
    Fee income              1,704,034   1,139,230   6,079,583   3,765,454
    Gain on sale of
     leased equipment          12,157       6,657      15,846      21,273
    Interest                  140,949     252,038     583,319     522,083
    Other income               41,188      74,127     119,760     105,751
      Total revenues        2,625,198   1,751,245   7,725,802   5,326,175

Expenses:
   Depreciation of
     leased equipment         119,570     40,709      138,724    170,498
   Selling, general and
      administrative        1,732,826  1,624,120    3,238,615  3,840,356
   Interest                   465,662    108,797    1,150,266    562,752
   Net capitalized initial
     direct costs            (160,532)   (20,814)    (189,856)    (56,028)
   Total expenses           2,157,526  1,752,812    4,337,749   4,517,578

Income (loss) before
  income tax expense          467,672    (1,567)    3,388,053    808,597
Income tax expense              --          --          --         --
Net income (loss)           $ 467,672   $(1,567)  $ 3,388,053   $808,597

Net income (loss) per common
 and common equivalent
    share:                   $    0.11   $    0.00   $    0.79   $    0.19

See accompanying notes to consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                 Consolidated Balance Sheets (Unaudited)

                                       June 30,       December 31,
          ASSETS                         1996             1995

Cash and cash equivalents             $ 1,027,975       $ 2,001,949
Receivables:
    Rentals on leased equipment            77,718           100,589
    Due from equipment trusts              12,043            38,068
    Other                               3,952,081         2,473,095
Net investment in direct
 financing leases                      29,251,419        58,561,185
Leased equipment, net of
accumulated depreciation of
 $138,193 and $164,542 at
   June 30, 1996 and
   December 31, 1995, respectively      6,089,615        2,581,032
Deposits on equipment                       ---            114,836
Property and equipment, net
of accumulated depreciation of
$1,129,124 and  $1,062,527
 at June 30, 1996 and
 December 31, 1995, respectively         310,832           285,599
Other assets                           6,325,333         3,798,073
  Total assets                      $ 47,047,016      $ 69,954,426

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks              $ 26,813,759      $ 58,300,252
Accounts payable for equipment         8,398,919         4,057,179
Accrued expenses and
  other liabilities                    3,838,263         4,246,376
Deposits and advances                  1,820,489           563,711
  Total liabilities                   40,871,430        67,167,518

Stockholders' equity
    Common stock, $0.05 par
value: authorized 10,000,000
shares; issued and outstanding
4,376,865 and 4,374,365 at
  June 30, 1996 and
  December 31, 1995, respectively       218,843          218,718
 Additional paid-in capital           9,681,725        9,681,225
 Accumulated deficit                 (3,425,182)      (6,813,235)
 Treasury stock, at
 cost; 94,200 shares
 at June 30, 1996 and
 December 31, 1995                    (299,800)        (299,800)
Total stockholders' equity           6,175,586        2,786,908

 Total liabilities and
 stockholders' equity             $ 47,047,016       $ 69,954,426

See accompanying notes to consolidated financial statements.

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

             Consolidated Statements of Cash Flows (Unaudited)

                                    Six Months Ended June 30,

                                                1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                  $ 3,388,053       $  808,597

Adjustments to reconcile net income
 to net cash used by operating activities:
  Depreciation                                  205,321          226,904
  Amortization of unearned income              (628,297)        (540,334)
  Gain on securitization                     (4,078,614)      (2,531,830)

Changes in assets and liabilities:
 Rentals on leased equipment and other
   receivables                               (1,456,115)         210,249
 Deferred charges                               728,536          223,113
 Other assets                                (2,442,098)      (1,015,712)
 Accrued expenses and other liabilities        (408,113)         371,997
 Due from equipment trusts                       26,025           31,492

Net cash used by operating activities        (4,665,302)      (2,215,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cost of equipment acquired for lease       (53,576,279)     (50,195,268)
 Proceeds from sale of assets                   586,985            ---

Net cash used in investing activities       (52,989,294)     (50,195,268)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Discounted lease proceeds and proceeds from
 sale of fully leveraged finance leases      27,920,218       23,501,406
 Repayment of notes payable to banks        (31,486,493)      (3,321,708)
 Proceeds from securitization, net of
    expenses                                 60,246,897       31,244,662

Net cash provided by financing activities    56,680,622       51,424,360

Decrease in cash and cash equivalents          (973,974)        (986,432)

Cash and cash equivalents:
  Beginning of period                         2,001,949        1,945,353
  End of period                               1,027,975          958,921

Cash paid during the period for:
  Interest                                   $  993,247       $  562,752
  Income taxes                               $   --           $    --


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


Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

The financial results of 1995 and the first half of 1996 were influenced by a number of economic and strategic issues including; (i) over the past several years the Company's healthcare market has changed in both size and the type of financing required by the marketplace, (ii) a securitization totaling $56,725,781 was completed in March 1995 and (iii) a securitization totaling $85,273,476 was completed in January 1996.

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



RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996

Net Income (Loss)

Net income for the three months ended June 30, 1996 was approximately $468,000 as compared to a net loss of approximately
$1,600 for the same quarter of 1995.

Revenues

Revenues   for  the  three  months  ended  June  30,  1996   were
approximately $2,625,000 as compared to revenues of approximately
$1,751,000  for  the  same period last year.   The  increase  was
largely attributable to an increase in fee income.

Direct finance lease income increased by approximately $354,000 in 1996 compared to the same period in 1995 due to the timing of the securitizations in those years. The January 1996 securitization provided a two month base of activations from which to recognize income at the beginning of the second quarter. Since the 1995 securitization took place in March of 1995, the second quarter of 1995 started with a much smaller base of warehoused contracts.


Expenses

Expenses for the three months ended June 30, 1996 were approximately $2,158,000 compared to expenses of approximately $1,753,000 during the same period of 1995, an increase of approximately 23%. This increase is mainly due to increased interest expense due to carrying a higher level of debt for the three month period of 1996 compared to the same period in 1995.

Selling, general and administrative expenses increased approximately $109,000 in the second quarter of 1996 compared to the same period in 1995 due mainly to expenses associated with increased personnel and other expenses associated with increased volume.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996

Net Income

Net   income  for  the  six  months  ended  June  30,  1996   was
approximately $3,388,000 or $ 0.79 per share compared to a net income of approximately $809,000 or $ 0.19 per share for the same period last year. The increase in net income resulted primarily from the $85,273,000 securitization completed in January 1996 compared to the $56,726,000 securitization completed in March 1995. A decrease in expenses also contributed to the increase in net income.

Revenues

Revenues for the six months ended June 30, 1996 were approximately $7,726,000 versus approximately $5,326,000 for the same six months of last year. The increase was largely attributable to the increase in fee income associated with the January 1996 securitization compared to that recognized in the March 1995 securitization.

Expenses

Expenses  for  the  first six months of 1996  were  approximately
$4,338,000 compared to approximately $4,518,000 during the same period of 1995.

Selling, general and administrative expenses decreased approximately $602,000 in the first half of the year compared to the same period in 1995 due mainly to the recognition of nonrecurring charges in the first half of 1995 related to the write off of $442,000 of prepaid expenses and the establishment of a reserve for pending tax audits of $418,000 offset by increased expenditures in 1996 related to increases in personnel.

Interest expense increased approximately $588,000 in the first half of 1996 compared to the same period of 1995 due to increased expenses associated with the Company's warehouse facilities and a higher level of interest expenses associated with the larger Janauary 1996 securitization compared to the March 1995 securitization.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and nonrecourse financing to fund future acquisitions of leases. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way that the Company covers its costs and realizes profits from its lease originations. The Company intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at market competitive rates of interest. The long-term funding methodologies will include; (i) the continued issuance of asset backed securities, (ii) portfolio sales, (iii) program financings, and (iv) the discounting of individual financial contracts.

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


                    PRIME CAPITAL CORPORATION
                          (Registrant)





              August 13, 1996         /s/ Robert C. Benson__________________

                                          Robert  C. Benson, Chief Financial
                                          Officer

                                          Robert  C. Benson   is  the
                                          Principal Financial   and  Accounting
                                          Officer  and has been  duly
                                          authorized   to   sign   on
                                          behalf of the Registrant




              August 13, 1996        /s/  James   A.  Friedman

                                          James A. Friedman, Chief
                                          Executive Officer.