Form 10QSB
period 1996-09-30
PRIME CAPITAL CORP
filed 1996-11-15
CIK 791013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

Registrant's telephone number, including area code:(847) 294-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No ___

As of September 30, 1996, there were 4,282,565 shares of common stock outstanding.


PRIME CAPITAL CORPORATION AND SUBSIDIARIES
INDEX


PART I.   FINANCIAL INFORMATION
PAGE

     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three and Nine Months Ended
            September 30, 1996 and 1995                          3

          Consolidated Balance Sheets --
            September 30, 1996 and December 31, 1995             4

          Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1996 and 1995        5

          Notes to Consolidated Financial Statements             6

     Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  7-10

PART II.  OTHER INFORMATION                                      10

SIGNATURE                                                        11

PART I.  FINANCIAL INFORMATION

Item I. Financial Statements

PRIME CAPITAL CORPORATION AND
         SUBSIDIARIES

  Consolidated Statements of
    Operations (Unaudited)

                                   Three Months ended     Nine Months ended
                                     September 30,          September 30,

                                      1996        1995       1996        1995
Revenues:
  Rentals on leased equipment   $    331,930 $  132,604 $   630,927 $ 503,884
  Direct financing leases          1,008,270    211,092   1,636,567   751,426
  Fee income                         308,028    506,893   6,387,611 4,272,347
  Gain on sale of leased
      equipment                       25,169      2,125      41,015    23,398
  Interest                           117,747     98,619     701,066   620,702
  Other income                        86,122     57,698     205,882   163,449
      Total revenues               1,877,266  1,009,031   9,603,068 6,335,206

Expenses:
  Depreciation of leased
     equipment                       219,432     38,267     358,156   208,765
  Selling, general and
     administrative expense        1,827,016  1,619,133   5,065,631 5,459,489
  Interest                           856,523    114,483   2,006,789   677,235
  Net capitalized initial
     direct costs                   (41,397)    (32,761)   (231,253)  (88,789)
      Total expenses               2,861,574  1,739,122   7,199,323 6,256,700

Income (loss) before income
   tax expense                     (984,308)   (730,091)   2,403,745   78,506

Income tax expense                         0          0           0         0
Net income (loss)               $  (984,308) $ (730,091) $ 2,403,745 $ 78,506

Net income (loss) per common
   and dilutive common
   equivalent share             $     (0.23) $   (0.17) $      0.54  $   0.02

Number of common and dilutive
   common equivalent shares
   outstanding                     4,282,665   4,280,165   4,474,266 4,280,165

See accompanying notes to consolidated financial statements.



  PRIME CAPITAL CORPORATION AND SUBSIDIARIES

   Consolidated Balance Sheets (Unaudited)

                                               September 30, December 31,
ASSETS                                               1996        1995

Cash and cash equivalents                      $   2,031,187 $   2,001,949
Receivables:
  Rentals on leased equipment                        160,201       100,589
  Due from equipment trusts                           41,997        38,068
  Securitization Receivables, net of loss
    reserves                                       1,501,936     1,643,890
  Other                                            1,096,348       829,205
Net investment in direct financing leases         54,908,110    58,561,185
Leased equipment, net of accumulated
  depreciation of  $138,193 and $164,542 at
  September 30, 1996 and December 31, 1995
  respectively                                     5,273,092     2,581,032
Deposits on equipment                                388,259       114,836
Property and equipment, net of accumulated
  depreciation of $1,113,909 and  $1,062,527
  at September 30, 1996 and December 31, 1995,
  respectively                                       327,583       285,599
Restricted Cash                                    6,357,746     3,717,592
Other assets                                         331,054        80,481
    Total assets                               $  72,417,513 $  69,954,426

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to banks                         $  53,861,207 $  58,300,252
Accounts payable for equipment                     6,876,830     4,057,179
Accrued expenses and other liabilities             4,196,753     4,246,376
Deposits and advances                              2,291,445       563,711
    Total liabilities                             67,226,235    67,167,518

Stockholders' equity
  Common stock, $0.05 par value:
    authorized 10,000,000 shares; issued and
    outstanding 4,376,765 and 4,374,265 at
    September 30, 1996 and December 31, 1995,
    respectively                                    218,843       218,718
  Additional paid-in capital                      9,681,725     9,681,225
  Accumulated deficit                            (4,409,490)   (6,813,235)
  Treasury stock, at cost; 94,200 shares at
    September 30, 1996 and December 31,1995        (299,800)     (299,800)
      Total stockholders' equity                  5,191,278     2,786,908

    Total liabilities and stockholders' equity $ 72,417,513 $  69,954,426

 See accompanying notes to consolidated financial statements.





 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

   Consolidated Statements of Cash Flows
                (Unaudited)

                                           Nine Months Ended September 30,

                                                   1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $    2,403,745 $        78,506
  Adjustments to reconcile net income to
   net cash used by operating activities:
   Depreciation                                     409,538         296,618
   Amortization of unearned income               (1,630,267)       (751,426)
   Gain on securitization                        (4,223,699)     (2,508,887)

  Changes in assets and liabilities:
   Rentals on leased equipment and
    other receivables                               715,815         371,638
   Deferred charges                                (241,302)        562,963
   Restricted cash and other assets              (2,732,895)     (1,486,034)
   Accrued expenses and other liabilities           (49,623)      1,130,157
   Due from equipment trusts                         (3,929)         57,752

Net cash used by operating activities            (5,352,617)     (2,248,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for lease          (87,267,777)    (78,172,188)
  Proceeds from sale of assets                      854,916         273,243

Net cash used in investing activities           (86,412,861)    (77,898,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Discounted lease proceeds and
   proceeds from sale of fully
   leveraged finance leases                      32,949,433      31,487,685
  Repayment of/proceeds from notes payable
   to banks                                      (4,439,045)     16,844,943
  Proceeds from securitization,
   net of expenses                               63,284,328      31,221,719

Net cash provided by financing activities        91,794,716      79,554,347

Increase(Decrease)in cash and cash equivalents       29,238        (593,311)

Cash and cash equivalents:
    Beginning of period                           2,001,949       1,945,353
    End of period                            $    2,031,187 $     1,352,042

Supplemental schedule of non cash financing activities:
Cash paid during the period for:             $    1,674,177 $       677,235
    Interest                                 $      --       $       --
    Income taxes


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

Subsequent events

On October 4, 1996 Prime Capital Corporation completed a private sale of subordinated debentures and preferred stock to Banc One Capital
Corporation. See Page 7 for the Management Discussion and Analysis of Financial Condition and Results of Operations for details of this transaction.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The financial results of 1995 and the first nine months of 1996 were influenced by a number of economic and strategic factors including: (i) changes in the size and the type of financing required by the marketplace,
(ii) a securitization totaling $56,725,781 completed in March 1995, (iii) a securitization totaling $85,273,476 completed in January 1996. Since January 1996, Prime has been accumulating new activated financial contracts for a securitization expected to be completed in the fourth quarter of 1996.

In June of this year, the Company established a $100 million financing facility for a major east coast hospital network. The financing facility, a credit line to be funded in stages over the next four years with an initial draw of approximately $20 million, will be used for medical network development.

On October 4, 1996, Prime Capital Corporation completed a private sale of $5 million principal amount of five year, 12.5% subordinated debentures and $2.5 million of 9% preferred stock to Banc One Capital Corporation (BOCC), a subsidiary of Bank One Corporation, Columbus, Ohio. In addition, BOCC has agreed to purchase up to an additional $2.5 million of Prime Capital's five year, 12.5% subordinated debentures during the next two years. As part of the transaction. BOCC also received warrants to purchase up to 12% of Prime Capital's common stock, depending on the total amount of subordinated debentures purchased by BOCC. The additional capital will allow the Company to implement its plan for growth.

Prime Capital's plan for growth is as follows:

1. Increase the volume of integrated delivery system financing for hospital networks and related entities. Enlist additional affiliations to promote program use. Develop related flow business within the developing hospital networks.
2. Target medical equipment and software manufacturers to promote "high touch" customer service and one day credit approvals. Expand Company infrastructure to quickly process and assess these transactions.
3. Expand origination capabilities through the selective hiring of additional experienced sales and marketing professionals by each of the Company's business development units.
4. Further refine asset securitization methodologies to lower the Company's cost of funds and minimize exposure to interest rate risk. Secure additional warehouse capacity for added flexibility.

The Company has invested in increasing its infrastructure to expand its back office transaction processing capability. Since September 30, 1995, the Company has hired addition staff to handle increased transaction volume and has deepened its management team by hiring a Vice President-Corporate Treasurer and a Senior Vice President of Operations. Both executives bring significant experience from their prior positions at other leading companies in the industry.

The Company has established increased lines of credit in 1996. It currently has available credit lines of $131.4 million compared to $51.4 million as of December 31, 1995.

The company has generated approximately $110 million in financial contracts since the beginning of the year. Of this amount, $18 million was securitized in the January 1996 securitization, $28 million was sold outright, and the remaining $64 million is warehoused for future securitization. The next securitization is anticipated to be completed in the fourth quarter of 1996 and will total approximately $65 million. The securitization is expected to generate significant fee income for the Company. The proceeds from the securitization will be used to pay down existing lines of credit which will significantly reduce interest expense for the remainder of the year.

Revenue Trends

The Company conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment until; (i) it has received a noncancelable lease or loan from its customer, and (ii) it has determined that the lease or loan (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the origination standards established for a securitized pool. The Company intends to continue to pursue a diversified strategy of funding which will include; (i) periodically securitizing aggregated pools of transactions, (ii) specific program financing agreements, (iii) portfolio sales, and (iv) financing selected transactions on an individual basis (i.e. non-pooled).

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Income (Loss)

The three months ended September 30, 1996 resulted in a net loss of $984,308 compared to a net loss of $730,091 for the same quarter of 1995. While neither period included a securitization, higher warehouse debt for the quarter ended September 30, 1996 resulted in higher interest expense and a greater loss for that period.

Revenues

Revenues for the three months ended September 30, 1996 were $1,877,266 as compared to revenues of $1,009,031 for the same period last year. The increase was largely attributable to an increase in direct finance lease income resulting from a greater amount of direct finance contracts held by the Company for subsequent securitization compared to the same period last year.

Expenses

Expenses for the three months ended September 30, 1996 were $2,861,574 compared to expenses of $1,739,122 during the same period of 1995. This increase is mainly due to increased interest expense caused by carrying a higher level of debt for the three month period of 1996 compared to the same period in 1995.

Selling, general and administrative expenses increased approximately $208,000 in the third quarter of 1996 compared to the same period in 1995 due mainly to expenses associated with increased personnel and other expenses associated with processing an increased volume of financial contracts.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Income (Loss)

The nine months ended September 30, 1996 resulted in net income of $2,403,745 or $ 0.54 per share compared to net income of $78,506 or $ 0.02 per share for the same period last year. The increase in net income resulted mainly from the $85,273,476 securitization completed in January 1996 compared to the $56,725,781 securitization completed in March 1995 and the initial $20.0 million draw on the $100 million financing facility established in 1996 for a major hospital network.

Revenues

Revenues for the nine months ended September 30, 1996 were $9,603,068 versus $6,335,206 for the same nine months of last year. The increase was largely attributable to the increase in fee income associated with the January 1996 securitization compared to that recognized in the March 1995 securitization and the June 1996 draw on the hospital financing facility. Also contributing to the increase was a greater amount of direct finance lease income and rental income resulting from warehousing a greater amount of financial contracts.

Expenses

Expenses for the first nine months of 1996 were $7,199,323 compared to $6,256,700 during the same period of 1995.

Selling, general and administrative expenses decreased approximately $394,000 in 1996 compared to the first nine months of 1995 due mainly to the recognition of nonrecurring charges in 1995 related to the write off of $537,000 of prepaid expenses and the establishment of a reserve for pending tax audits of $418,000. Offsetting the above were increased expenditures in 1996 related to increases in personnel.

Interest expense increased approximately $1,330,000 in the first nine months of 1996 compared to the same period of 1995 due mainly to increased warehouse balance of activated financial contracts.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and nonrecourse financing to fund future acquisitions of lease and loan contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way that the Company covers its costs and realizes profits from its originations. The Company intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include: (i) the continued issuance of asset backed securities; (ii) portfolio sales, (iii) program financings, and (iv) the discounting of individual Financial Contracts.

Liquidity and Capital Resources

Based upon the Company's estimates of volume of transactions, the Company believes that existing cash balances, cash flows from its activities, available warehouse and permanent non-recourse borrowing, and securitized asset sales will be sufficient to meet its foreseeable financing needs.


PART II - OTHER INFORMATION

Item 2. Changes in securities - subsequent event - On October 4, 1996 Prime Capital Corporation completed a private sale of $2.5 million of 9% preferred stock with warrants to purchase up to 12% of common stock to Banc One Capital Corporation. This change was not incorporated into the financial statements reported herein. For more details regarding this transaction, see page 7 Item 2 in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security holders - The annual meeting of Prime Capital's shareholders was held on August 21, 1996. The following items were voted upon and ratified:

The following members of the board of directors were elected to hold office until the next Annual Meeting: James A. Friedman, Leander W. Jennings, William D. Smithburg, Robert R. Youngquist and Mark P. Bischoff. Four Million Three Hundred Fifty-Seven Thousand Two Hundred Sixty Three (4,357,263) shares were cast in favor of the motion, and no shares were cast against the motion or abstained.

The accounting firm of KPMG Peat Marwick, LLP as auditors of the Company for the current fiscal year was voted upon and ratified. Three Million Four Hundred Thirty-Nine Thousand Three Hundred Forty-Seven (3,439,347) shares were cast in favor of the motion, Forty Thousand Five Hundred Seventy-Five (40,575) shares were cast against the motion and no shares abstained.

The Company's Stock Option Plan was increased by Two Hundred Fifty Thousand (250,000) shares. Three Million Sixty-Five Thousand Two Hundred Thirteen (3,065,213) shares were cast in favor of the motion, Forty-Eight Thousand Eight Hundred Nine (48,809) shares were cast against the motion and no shares abstained.

An Amendment to the Certificate of Incorporation was adopted to authorize the issuance of Two Hundred Fifty Thousand (250,000) shares of preferred stock. Four Million Three Hundred Forty-Three Thousand Two Hundred Thirteen (4,343,213) shares were cast in favor, One Thousand (1,000) shares were cast against and One Thousand Six Hundred (1,600) shares abstained.

































SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRIME CAPITAL CORPORATION
(Registrant)





November 15, 1996                  /s/ Robert C. Benson

                                  Robert C. Benson, Chief Financial Officer

                                                                    Robert
                                      C. Benson is the Principal Financial
                                      and Accounting Officer and has been
                                      duly authorized to sign on behalf of
                                      the Registrant




November 15, 1996                               /s/ James A. Friedman
                                                                    James
                                      A. Friedman, Chief Executive
                                      Officer.