Form 10KSB
period 1996-12-31
PRIME CAPITAL CORP
filed 1997-03-27
CIK 791013

FORM 10-KSB
 U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996
(x) Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-14888

                    PRIME CAPITAL CORPORATION
            (Name of small business issuer in its charter)
Delaware                                           36-3347311
(State or other jurisdiction                     (IRS Employer
of incorporation or organization)             Identification No.)

O'Hare International Center,
10275 W. Higgins Rd., Rosemont, IL                   60018-3890
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:(847) 294-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.05 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   (X)      No  (  ).

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for year ending December 31, 1996: $17,481,773.

The approximate market value of stock held by non-affiliates was $11,663,299 based upon 2,050,690 shares held by such persons and a closing price of the Common Stock on February 28, 1997 of $5 11/16. The number of shares outstanding of the Registrant's $0.05 par value common stock at February 28, 1997 was 4,290,165.

Exhibit Index is located on page 37. The total number of pages is 41.

                    PRIME CAPITAL CORPORATION
                           FORM 10-KSB
                  YEAR ENDED DECEMBER 31, 1996
                              INDEX


                             PART I

Item
Number                                                  Page
1.     BUSINESS                                         2

2.    PROPERTIES                                       7

3.    LEGAL PROCEEDINGS                                7

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
      HOLDERS                                          7


                             PART II

5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
      STOCKHOLDER MATTERS                              7

6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8

7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA      15

8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURES             15

                            PART III

9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
      REGISTRANT                                       16

10.   EXECUTIVE COMPENSATION AND OTHER INFORMATION     18

11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT                                   22

12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   23

13.   EXHIBITS AND REPORTS ON FORM 8-K                 23








Item 1.   BUSINESS

General

The Company is a specialty finance organization providing financial services to clients and customers throughout the United States. The Company's primary focus is on providing specialty and high value-added financial products that are targeted to specific markets through its three Business Units. The target markets of the Company are those that are underserved, inefficient and/or fragmented, with the intention of being a market-developer and capital provider to emerging and established customers and clients that offer the highest growth potential. The Company utilizes its financial engineering capabilities to structure transactions which attempt to mitigate risk while achieving relatively attractive spreads. The Company attempts to employ a fairly disciplined approach that allows for growth and avoids, to the extent possible, having to compete as either a risk absorber or a pure low-cost provider of funds.

The Company is primarily engaged in the business of originating (or, in some cases, purchasing) leases, secured loans or installment purchase agreements (collectively, "Financial Contracts"), warehousing such Financial Contracts, and ultimately securitizing (or, in some cases, selling outright) such Financial Contracts. In most cases, the Company does not, for accounting purposes, realize the ultimate income associated with such Financial Contracts until the time of sale or securitization; and, accordingly, some of the variances in the year-to-year revenue and net income figures in the statement of operations of the Company are reflective of that fact.

The ability of the Company to generate net income is dependent on a number of factors, including the following; (a) the volume of originations of Financial Contracts ("Financial Contract Volume"), (b) on a short-term basis, the net interest spread between the cost of the warehouse facilities available to the Company and the all-inclusive interest rate on the Financial Contracts (the "Short-Term Interest Spread"); and on a long-term basis, the difference between the implied rate or yield (after factoring in various components such as expenses, required reserves, subordination levels and the like) on the securitizations sponsored by the Company and the weighted average interest rate on the Financial Contracts sold into such securitizations (the "Securitization Profit"), (c) the level of delinquencies and defaults on the Financial Contracts originated or purchased by the Company, and (d) the expenses incurred by the Company in the operation of its business, including salaries, commissions and other selling, general and administrative expenses (collectively, "SG&A").

The ability of the Company to generate acceptable Financial Contract Volume is, itself, dependent upon a number of factors, including (i) the size, experience and expertise of its sales staff, (ii) the availability of sufficient drawable amounts under the Company's warehouse facilities to finance such Financial Contract Volume, (iii) the reluctance of the Company to accept unattractive credit risk in respect of a particular borrower or borrowers, (iv) the necessity of such Financial Contracts to meet the requirements and criteria of a securitization or other funding source and (v) the competition in the financial market-place to provide financing to customers (including competition from commercial banks, finance companies and other suppliers of capital).

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

The ability of the Company to decrease or eliminate credit risk (and, thus, write-offs and write-downs of the assets) is highly dependent on an effective system (and the employment and retention of adequate personnel to implement and monitor such system) to review, analyze and assess both the credit quality of the borrowers and the continuing residual value of the equipment or other items which form the security for the Financial
Contract. Although the securitization of a particular portfolio of Financial Contracts generally relieves the Company from any on-going liability (and, thus, the credit risk with respect to such portfolio is assumed by the purchasers of the securities issued in the securitization), any substantial decrease in the credit quality of a previously-securitized portfolio will impact on the ability of the Company to realize reserve fund amounts and would probably impact on the ability of the Company to sell all of the securities in future securitizations.

The ability of the Company to manage its expenses (including its SG&A) is a major factor in determining profitability. Any decrease in such expenses must be balanced against the risk associated with possible defections of key personnel and inadequate staffing levels, particularly with respect to the sales personnel. The Company believes that some portion of the relatively high level of SG&A is attributable to (i) the re-focusing of its products lines, and (ii) the functional equivalent of research-and-development with respect to new products and services offered by the Company.

The Company's credit underwriting and risk management strategies have historically proven to be effective, and the management of the Company places a high emphasis on evaluating portfolio and vendor risk and structuring programs that attempt to mitigate risk. Over the last six years, credit losses on the Financial Contracts (as defined below) have consistently been nominal relative to the portfolio average outstanding balances. In addition, the Company's residual realization experience has been above-average by industry standards, which is largely attributable to a focus on equipment that is modular, upgradeable and manufactured by leading companies. Operational and administrative functions are centralized through a common corporate support group.

Marketing and Sales Activities

Substantially all of the Financial Contracts are originated by the Company through its own sales force of 14 persons. The sales force is divided into three groups: (a) Healthcare Finance Group ("HFG"), (b) Vendor Finance Group ("VFG"), and (c) Structured Finance Group ("SFG").

HFG provides specialized retail financial services directly to health providers and other end-users of medical equipment (including hospitals, doctor groups and outpatient centers) and is responsible for creating business opportunities within the medical marketplace.

VFG provides private label vendor programs, specialized joint ventures and captive financing company financial services to national manufacturers, distributors, and niche originators, each of whom directly or indirectly control the distribution of equipment. While it operates within the multi-billion dollar equipment financing marketplace, VFG focuses on underserved and inefficient niches within that market. Such targeted niches include (i) medical equipment manufacturers and distributors,
(ii) telecommunications equipment manufacturers, and (iii) software manufacturers and system integrators.

SFG pursues credit-driven project financings and portfolio acquisitions, and works with other equipment leasing companies, selected equipment manufacturers, banks and finance companies. SFG focuses on the following markets: (i) gaming equipment lease programs, (ii) lease funding and portfolio acquisition programs, and (iii) energy market financings.

Lease Terms and Conditions

The Financial Contracts generally take the form of finance leases, true or tax leases, and note and security agreements. Substantially all of the Financial Contracts are non-cancelable, "hell or high water", triple-net obligations of the lessee or borrower. Initial terms generally range from 12 to 120 months from the date of commencement, with the majority of the Financial Contracts historically having had an initial term of 48 months. The Financial Contracts are generally secured by equipment and other tangible assets.

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

     a) "Dollar Buy-Out Lease" - The most prevalent finance lease is commonly referred to as a dollar buy-out lease, for it requires the lessee to purchase the equipment for $1.00 (or some other nominal amount) at the end of the original lease term. Title to the equipment generally resides with a lessor during the lease term, with the lessee obtaining ownership at lease maturity.

     b) "Put" or "Balloon" Lease - This is a common type of finance lease under which the lessee agrees to purchase the equipment covered by the lease, at the end of a lease term, for a predetermined price. The "put" or "balloon" may be in an amount ranging from 5% of the original equipment cost to 40% or more of the original equipment cost. The "put" or "balloon" payment is made as the last payment due under the lease term. Title to the equipment resides with the lessor during the lease term, with the lessee obtaining ownership at lease maturity.

     c) A lease may call for the lessee to have the option to purchase the equipment at the then fair market value from (or return the equipment to) the lessor at the end of the initial lease term. This type of lease may at times be categorized, for accounting purposes, as either a finance lease or an operating lease, as described below. The categorization is dependent upon current accounting regulations outlined in FASB #13 relative to whether or not the mandatory lease payments amortize more or less than 90% of the original equipment cost. If 90% or more of the original equipment cost is amortized by the mandatory lease payments, then the lease will be categorized as a finance lease for accounting purposes. Title to the equipment will rest with the lessor who will have the first lien and perfected security interest in the equipment. Title will be conveyed to the lessee only upon negotiation of a final payment which will be determined by then fair market value of the equipment.

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

3) Loan or Note and Security Agreement - The Company documents certain transactions as loans with a note and security agreement as the underlying documentation. Loan agreements require the full amortization of the equipment cost (generally the loan principal balance) during the term of the agreement. Loan documentation requires that the rate of interest be disclosed to the borrower. Title to the equipment is held by the borrower, with the lender having a perfected security interest in and lien upon the equipment.

Type of Equipment Leased

The assets that Prime finances for its clients varies within the following market niches. Healthcare Finance Group primarily finances medical devices used in the treatment of patients and computer systems for the general operation of hospitals. The Structured Finance Group provides financing primarily for casino and rout operators in the gaming industry as well as heating and cooling equipment for energy management applications. Slot machines and other furniture & fixtures are the most common assets included in the gaming contracts. The heating and cooling equipment is composed of boilers, chillers, and the specialized computers needed for climate control and monitoring. The Vendor Services Group finances the assets manufactured or distributed by its clients, including, without limitation, bone densitometers, software for corporate applications, voice mail systems, telephone systems and telephone switches. The following table summarizes the distribution of equipment type as a percentage of the Aggregate Contract Value for the December 1996 and January 1996 securitizations:

                                         December     January
           Equipment Type                  1996        1996
           Medical                          28%         34%
           Computer                         21          19
           Gaming                           14          19
           Energy Management                 7          10
           Software                          2         < 1
           Furniture, Fixtures &
               Physician Practices          12           8
           Telecommunications                4           6
           Other                            12           3

The Company typically originates Financial Contracts that have an original contract balance ranging from approximately $50,000 to $5,000,000 or greater.

Customers

Since its inception, the Company has entered into financing transactions with over 3,500 customers. There is no significant credit exposure with any one customer. The Company conducts a credit review of prospective customers through an examination of their financial statements and credit history, and requests audited financial statements annually in an effort to keep current on each customer's financial status. The Company does not believe that the loss of any one customer would have a material adverse impact on its operations.

Under vendor programs, the Company provides financing programs with vendors, some exclusive some not, where the Company reviews the strength of the vendor as well as the end user in relation to making the credit decision. Vendor programs generate repeat business as the vendor provides financing for their customers. Most of the vendor agreements (programs) include some form of recourse to the vendor and/or remarketing agreements.

Employees

As of December 31, 1996, the Company had 52 employees, none of whom were represented by a labor union.

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

The Company believes that its ability to compete effectively depends to a great extent upon: a) its knowledge of the marketplace, b) the education, training and experience of its personnel, c) the relationship and reputation it has established for service and keeping its commitments with customers and vendors, and d) its flexibility and adaptability to the special needs of its institutional and technologically-oriented customers.

Item 2.   PROPERTIES

The Company's leased corporate headquarters occupy approximately 14,500 square feet of space in an office building located in Rosemont, Illinois (a suburb of Chicago) near O'Hare Airport. The lease, which expired on December 31, 1996, has been extended pursuant to a seven-year renewal. Also, the Company exercised its option to lease 4,900 square feet of additional space contiguous with the existing space. The Company also leases sales offices in Duluth, Georgia, Albany, New York and Charlotte,
North Carolina.   Aggregate annual rent for these sales offices
is approximately $31,000.

Item 3.   LEGAL PROCEEDINGS

While the Company is subject, from time to time in the ordinary course of its business, to legal actions and claims, it is not now a party to any legal proceeding that could have material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

(a)  Market Information

The Common Stock was traded on the NASDAQ National Market System until July 23, 1992 at which time the Common Stock was removed from the National Market System and began being traded in the over-the-counter market primarily because it did not meet the minimum bid price requirement of one dollar to continue to be traded on the NASDAQ Bulletin Board. On June 5, 1996, the Common Stock once again began trading on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol: PMCP. The following table summarizes the quarterly price range of the Common Stock for 1996 and 1995.

                          1996                1995
                     High       Low      High       Low

        First       $4        $1 5/8    $1 3/8    $  5/8

        Second       6         3 1/2     1 3/4       5/8

        Third        6         4 3/4     2           5/8

        Fourth       6 1/4     4 3/4     2 1/4     1 1/4


     (b)  Holders

          As of December 31, 1996, there were approximately 413 holders of record of common stock.

     c)   Dividends

          The Company has never paid a dividend on its Common
          Stock, and no dividends are contemplated in the foreseeable future. Payment of dividends is within the discretion of the Company's Board of Directors.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS6.

General

The financial results of 1996 compared to 1995 were influenced by a number of economic and strategic issues including: (i) over the past several years the Company's healthcare market has changed both in size and the type of financing required by the marketplace, (ii) a securitization totaling $56,725,781 was completed in March 1995, (iii) a securitization totaling $85,273,476 was completed in January 1996, (iv) a securitization totaling $66,322,341 was completed in December 1996, (v) in October 1996, the company issued 25,000 shares of $100 par value preferred stock with warrants to purchase 499,606 shares of common stock and (vi) in October 1996 the company was issued $5 million of subordinated debenture notes.

On March 16, 1995, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $56,725,781. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1994. These assets and liabilities were removed from the consolidated balance sheets and the resulting gain of approximately $2.1 million was recognized on the Company's statement of operations in the first quarter of 1995.

On January 22, 1996, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $85,273,476. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1995. These assets and liabilities were removed from the balance sheet and the resulting gain of approximately $4.2 million was recognized on the Company's statement of operations in the first quarter of 1996.

On December 13, 1996, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $66,322,341. The resulting gain of approximately $4.1 million was recognized on the Company's statement of operations in the last quarter of 1996.

On March 20, 1997, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $77,476,378. While most of the securitized pool consists of contracts originated during 1996, accounting rules require that the gain realized by the Company from accounting for the securitization as a sale be recognized in the first quarter of 1997.

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

Liquidity and Capital Resources

The Company utilizes amounts available under its warehouse facilities to fund the origination of its Financial Contracts and to carry such Financial Contracts until the date that they are sold to a third party or securitized. The Company has a number of credit facilities at its disposal including warehouse facilities that totaled approximately $66.4 million as of December 31, 1996. Amounts drawn and outstanding under these facilities are primarily a function of the Financial Contract volume generated prior to sale or securitization of such Financial Contracts. As of December 31, 1996, approximately $46.3 million was outstanding under the warehouse facilities.

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

On October 4, 1996, Prime Capital Corporation raised additional capital by completing a private sale of $5 million principal amount of five year, 12.5% subordinated debentures and $2.5 million of 9% preferred stock to Banc One Capital Corporation
(BOCC), a subsidiary of Bank One Corporation, Columbus, Ohio. In addition, BOCC has agreed to purchase up to an additional $2.5 million of Prime Capital's five year, 12.5% subordinated debentures during the next two years. As part of the transaction, BOCC also received warrants to purchase up to 12% of Prime Capital's common stock, depending on the total amount of subordinated debentures purchased by BOCC.

The Company intends to continue to pursue a diversified strategy of funding which will include: (i) periodic securitization of aggregated pools of transactions; (ii) specific program financing agreements; (iii) portfolio sales, and (iv) "one-off" sales of selected transactions. This strategy is focused upon maintaining funding access, optimizing the cost of funds and enhancing the Company's ability to be market/client responsive in specialized transactions.

The Company believes that existing cash balances, cash flows from its activities, available warehouse and permanent non-recourse borrowings, and securitized asset sales will be sufficient to meet its foreseeable financing needs, provided the Company is able to originate a sufficient volume of transactions which meet its credit quality and profitability standards.

The Securitization Process

Although the Company has historically sold some its Financial Contracts outright to a third party, it believes that the "best execution" for the ultimate disposition of the Financial Contracts which it originates is the securitization process. Since December, 1993, the Company has engaged in, and sponsored, five separate securitizations (one in December, 1993, the second in September, 1994, the third in March, 1995, the fourth in January 1996, and the last in December 1996.) The total initial aggregate contract value of the Financial Contracts sold by the Company into the last five securitizations has been $56,762,677, $39,424,940, $56,725,781, $85,273,476, and 66,322,341
respectively. Each of these securitizations has received "true sale" treatment, and is treated as a sale for accounting purposes. Each securitization has resulted in the issuance by a special-purpose, wholly-owned subsidiary of the Company of equipment lease-backed pay-through notes (the "Securitization Notes"). Securitization Notes have been non-recourse to the Company. Such Securitization Notes have generally been issued in various classes, with various subordination levels, but in each case, all of the Securitization Notes (including the class which is the most subordinated) have been sold, and the Company has not been required to purchase or take back any part of the Securitization Notes. While this fact is not necessarily unique to the Company, it is frequently the case that companies in the same business as, or similar businesses to, that of the Company have been required, in connection with securitizations of their lease or loan portfolios, to purchase or take back the most subordinated class of securitization securities issued in connection with such securitizations, as a result of the perceived risk of such subordinated class. The Company's ability to avoid this risk is primarily the result of the credit quality history of their Financial Contract portfolios. Each issue of Securitization Notes has been privately placed, rather than sold publicly.

The price at which the Company has historically sold Financial Contracts into each securitization is a function of a number of factors and considerations, but - as a general matter - the profit realized from such sale is the present value of the future revenue stream on the Financial Contracts, at the weighted average interest rate applicable to such Financial Contracts (together with an assumed residual value of the equipment of other items forming the security for the Financial Contracts), less (i) the weighted average yield applicable to the Securitization Notes, (ii) the expenses (including the private placement fee) of issuance of the Securitization Notes, (iii) the accrual of the servicing fees, and (iv) the establishment of certain reserves. Cash reserves of approximately 1% to 3% are established at closing for the purpose of providing credit support for the Securitization Notes, while GAAP accounting reserves are established at .5%. The approximate .5% to 2.5% difference flows through the income statement and is recognized as current earnings. Each reserve fund, represented by "Restricted cash" on the Company's balance sheet, is increased over the life of the Securitization Notes by excess interest income on the Financial Contracts over the debt service applicable to the Securitization Notes, by residual realizations over those which were assumed at the time of the issuance of the Securitization Notes, and by interest income on the reserve fund itself. The indentures of the various securitization pools have unique stipulations regarding release of cash reserve funds, however, in any event, cash reserves relating to all of the securitization pools are released as such time as no notes remain outstanding.

Other Contracts

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

During the three-year period from January 1, 1994 through December 31, 1996, the Company sold Financial Contracts to third parties with an aggregate contract balance of $95,017,132 broken down as follows: $31,701,262 in 1996; $36,790,616 in 1995; and
$26,525,254 in 1994. Total financings by the Company were $183,297,079 in 1996, $93,516,397 in 1995, and $65,950,194 in
1994.

Results of Operations

The operating results of Prime Capital are affected by three main, yet interrelated factors: 1. The volume of Finance Contract activations, 2. the amount and frequency of Financial Contract financings and 3. the level of operating expenditures required to support the volume of Finance Contract activations and financings.

Once a Financial Contract is activated, it is sold to a third party or, in most cases, funded through a warehouse facility until it is sold through securitization. Sale of a contract to a third party results in immediate fee income on that contract. Warehousing a contract for a period of time results in increased Rentals on Leased Equipment or Direct Finance Lease income and correspondingly increased interest expense and, if the contract is an operating lease, depreciation on leased equipment. When contracts are accumulated to a certain level and sold into securitization, the company recognizes fee income from the gain on securitization and ceases to recognizes Rental or Direct Finance Lease Income, Interest Expense and Depreciation associated with the sold contracts. As with most of Prime's securitizations to date, a securitization also triggers the recognition of servicing fee income on the securitization pool and interest income on cash reserve balances until all the contracts in the pool have expired.

Prime's revenue results have consistently followed the above trends. The volume of Financial Contract activations has increased consistently over the past three years, an increase of 97% from 1994 to 1995 and an increase of 21% from 1995 to 1996. As Financial Contract activation volume increased, so did revenues from Rentals on leased equipment and Direct Financing Leases. The increased initial contract value of each of the four securitization pools over the last three years resulted in increased fee income from gains on securitization. The accumulation of five securitization pools has contributed, and will continue to contribute, to an increase in interest income realized on cash reserve balances and an increase in servicing fee income on the securitization pools over the life of the contracts securitized.

The above factors also contribute to the expenses of the Company. Increased activations and increased warehouse balances over the past three years caused an increase in interest expense and depreciation on leased equipment. The Sales force required to generate the increased activation volume and the staffing required to support and administer the increased activations and financings have also required an increase in salaries and benefits. Overall, the total number of employees has increased from 44 at the end of 1994 and 1995 to 52 at the end of 1996. Other selling, general and administrative expenses such as brokers fees and commissions have increased directly from the increase in volume; expenses related to office space, telecommunications and information systems have been affected by increased personnel and technological innovations. Activation volume and the increased number of securitization pools have also had an upward pressure on associated legal, audit and accounting expenses.

With a desire to expand further, in October of 1996 the company issued $5 million of subordinated debt bonds and $2.5 million of preferred stock with warrants to purchase common stock in order to raise additional capital. The bonds bear interest at 12.5% and the preferred stock requires a 9% annual dividend. While 1996 bore approximately 25% of the annual interest expense and dividend allocation associated with these instruments due to the date of the transaction, future years will be impacted to a greater extent. It is the intent of the Company that the investment will provide opportunity to expand its revenue capability to more than offset the expenses associated with the increased interest and dividend requirements.

Revenue Trends - Three Years Ended December 31, 1996. Revenues were $17,481,773 in 1996, $7,038,063 in 1995, and $4,678,401 in
1994. The increase in revenue of $10.4 million, or 148%, in 1996 was largely attributable to (i) the private placement of two separate securitizations in January 1996 and December 1996, compared to one placement in March 1995 and (ii) an increase in the volume of transactions activated (approximately $182 million activated in 1996 versus approximately $150 million activated in
1995). The $2.4 million, or 50%, increase in revenue in 1995 was largely attributable to (i) the gain on the March 1995 securitization, (ii) the permanent financing of individual Financial Contracts, and (iii) an increase in the volume of transactions activated (approximately $150 million activated in 1995 versus approximately $76 million activated in 1994).

Rental income increased by approximately $435,000, or 60%, in 1996 compared to 1995 due mainly to activating and carrying a higher volume of operating leases. There was a minimal increase of $22,327, or 3%, in rentals on leased equipment in 1995.

Direct finance lease income increased approximately $2.1 million, or 146%, from 1995 due mainly to an increase in the amount of direct finance lease contracts activated and held during the year. Direct finance lease income increased $663,116 or 87% in 1995 for the same reason as the increase in 1996.

Fee Income increased by approximately $7.5 million, or 201%, in 1996 due mainly to the completion of $151,595,817 in Financial Contract securitizations in 1996 compared to $56,725,781 in Financial Contract securitizations in 1995. Fee income increased approximately $1.5 million, or 65%, in 1995. This increase is largely attributable to a higher gain on securitization recognized in 1995 ($2.1 million) versus the gain on securitization recognized in 1994 ($.6 million).

The gain on sale of leased equipment decreased $91,954, or 67%, in 1996 from 1995 and by $139,295 or 50% in 1995. The reductions in this income account are a result of a decrease in gains realized from the remarketing of equipment on behalf of managed investor programs. In the past, the company shared in gains on remarketing of investor owned equipment after the investors received a predetermined return. The company reported gains from these programs of approximately $280,000 in 1994, $137,000 in 1995 and none in 1996. The reduction is a result of the expiration of the remaining leases under these programs.

Interest income increased $328,873, or 45% in 1996 and $310,281 or 75% in 1995. These increases are largely attributable to the Company having higher invested cash balances each year due mainly to required cash collateral reserves associated with Financial Contract securitizations on which the company recognizes interest income.

Expense Trends - Two Years Ended December 31, 1996

Expenses were $13,455,715 in 1996, an increase of approximately $4.6 million, or 52% over 1995. This increase is a result of (i) increased selling, general and administrative expenses associated with increased personnel and activation volume, (ii) increased interest expense related to maintaining higher warehouse balances of Financial Contracts, and (iii) increased depreciation expense relating to leased equipment held and depreciated for a longer period. Expenses were $8,874,296 in 1995, an increase of 33% from the expenses in 1994 of $6,676,405. This increase is a result of (i) increased selling, general and administrative expenses associated with expanded marketing efforts (primarily increased salaries and commissions), (ii) increased interest expense associated with Financial Contract warehouse holding periods and (iii) one-time non-recurring expenses, detailed below.

Depreciation expense increased $290,614 or 92% in 1996 due mainly to carrying a higher level of operating leases for a longer period of time before securitization. Depreciation expense decreased $102,656 or 24% in 1995 due mainly to carrying lower levels operating leases before securitization.

In 1996, selling, general and administrative expenses increased approximately $2 million, or 27%. Salaries and related benefits increased approximately $500,000 or 17%, due mainly to increased personnel (52 employees at the end of 1996 vs. 44 employees at the end of 1995, an 18% increase). Brokers fees, legal expense and commissions expenses collectively increased by approximately $1.6 million (92%) primarily due to a 96% increase in total financings and a 21% increase in financial contract activations. Partially offsetting the above increases was the effect of the one-time non-recurring charges in 1995 of approximately $1,050,000, as detailed below.

In 1995 selling, general and administrative expenses increased by approximately $1.7 million, or 30%, over 1994 due mainly to one-time non-recurring expenses relating to a write-off of prepaid expenses totaling approximately $632,000 and the establishment of a reserve related to certain pending tax audits totaling approximately $418,000. Also contributing were increased expenses associated with increased Financial Contract activations, primarily commissions.

In 1996, interest expense increased by $2.4 million (204%) over 1995 due to increased average warehouse balances resulting from increased Financial Contract activation volume and longer holding periods of Financial Contracts in warehouses before disposition. For example, the majority of 1996 Financial Contract activations were warehoused into December 1996, whereas in 1995, some of the Financial Contracts activated were securitized in March 1995. Also contributing to the increase was the accrual of $156,250 in interest expense on the $5 million subordinated debt and the amortization of fees associated with the transaction.

In 1995, interest expense increased by approximately $450,000 (60%) due mainly to holding Financial Contracts in the warehouse for longer periods of time. In 1995, Financial Contracts were securitized in March and subsequent Financial Contract activations were warehoused until securitization in January 1996. In 1994, Financial Contract activations were securitized in September.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the registrant and the report thereon of KPMG Peat Marwick LLP are filed as part of this annual report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 1996 and 1995

Consolidated Statements of Operations - Years ended December 31,
1996, 1995 and 1994

Consolidated Statements of Stockholders' Equity - Years ended
December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows - Years ended December 31,
1996, 1995 and 1994

Notes to Consolidated Financial Statements

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                   Directors of the Registrant
               Principal Occupation During Past           Director
Name           Five Years and Other Information     Age   since
James A.       President and Chief Executive         51     1978
Friedman       Officer of the Company or its
               predecessor since November 1978.

Leander W.     President of Jennings & Associates    68     1986
Jennings       since September 1986; Managing
               Partner, Chicago Office of KPMG
               Peat Marwick from January 1977 to
               February 1985; Director of A.O.
               Smith Corporation, Alberto Culver
               Corporation,  Fruit of the Loom
               Corporation and Teppco Partners
               L.P..

William D.     Chairman of The Quaker Oats           58     1986
Smithburg      Company since 1983 and Chief
               Executive Officer thereof since
               1981; Director of The Quaker Oats
               Company, Abbott Laboratories, The
               Northern Trust Corporation and
               Corning Glass Works.

Robert R.      Practicing Orthodontist and owner     47     1978
Youngquist     of Robert R. Youngquist D.D.S.,
D.D.S.         Ltd. during the past six years.

Mark P.        Senior Managing Partner of            49     1996
Bischoff       Bischoff, Maurides & Swabowski,
               Ltd. since 1988; Secretary of the
               Board of Directors and General
               Counsel of the Company since 1986.


              Executive Officers of the Registrant

  Name of          Principal Occupation During Past      Age
  Officer          Five Years and Other Information
  James A.       President and Chief Executive            51
  Friedman       Officer of the Company or its
                 predecessor since November 1978.

  Robert C.      Senior Vice President of the Company     51
  Benson         since August 1995.  From 1983 to
                 1995 Senior Vice President and Chief
                 Financial Officer of various
                 financial services divisions of
                 Heller Financial, Inc..

  Joseph         Senior Vice President of Operations      50
  Rinehart       of the Company since July 1996.
                 From 1992 to 1996 Vice President of
                 leasing and operations at StorageTek
                 Distributed Systems Division, Inc.
                 From 1988 to 1992 Director of Equity
                 for Meridian Leasing Corporation.

  John           Senior Vice President of the Company     36
  Altergott      since January 1996.  Vice President
                 of the Healthcare Finance Group of
                 Prime Capital Corporation since
                 March 1988.



Item 10.-EXECUTIVE COMPENSATION AND OTHER INFORMATION

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

                   SUMMARY COMPENSATION TABLE
                                        Long-Term Compensation
                                                           Pay-
                 Annual Compensation        Awards         outs
   (a)     (b)   (c)     (d)    (e)       (f)      (g)     (h)    (I)
                               Other                              All
                               Annual  Restricte                 Other
Name and                       Compen-     d               LTIP  Compen-
Principal       Salary  Bonus  sation    Stock    Option  Payou  sation
Position   Year  ($)     ($)    ($)    Award(s)     s       ts    ($)
                                          ($)     /SARs    ($)
James A.   1996 296,050
Friedman   1995 288,000
President  1994 357,000        3,625
and Chief
Executive
Officer

Robert C.  1996 109,720 20,100                     25,000
Benson
Senior
Vice
President

John       1996 97,500 195,849                     50,000
Altergott
Senior
Vice
President


             Options/SAR Grants in Last Fiscal Year

                        Individual Grants
       (a)              (b)             (c)         (d)        (e)
                     Number of
                     Securities     % of Total
                     Underlying    Options/SARs  Exercise
                    Options/SARs    Granted to    or Base
                      Granted      Employees in    Price    Expiration
 Name                   (#)         Fiscal Year   ($/Sh)       Date
 Robert C.             25,000                      $5.50   Aug.  9,
 Benson                                                    2006

 Joseph Rinehart       50,000                       5.38   Jun. 24,
                                                           2006

 John Altergott        50,000                       1.88   Jan.  3,
                                                           2006

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
                       and  Option/SAR Values
    (a)          (b)          (c)            (d)              (e)
                                          Number of
                                         Securities        Value of
                                         Underlying     Unexercised In-
                                         Unexercised       the-Money
                                        Options/SARs    Options/SARs at
                Shares                    at FY-End         FY-End
             Acquired on     Value           (#)              ($)
               Exercise     Realized    Exercisable/      Exercisable/
Name             (#)          ($)       Unexercisable    Unexercisable
Robert C.
Benson                                    8,250/41,750   $34,568/$70,182

John
Altergott       2,000        $9,500      85,000/50,000 $435,325/$168,500

Joseph
Rinehart                                      0/50,000             $0/$0

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

Compensation Pursuant to Plans

The Company adopted the 1984 Incentive Stock Option Plan (the "ISO Plan"), the 1986 Non-Qualified Stock Option Plan (the "Non-Qualified Plan") and the 1987 Stock Option Plan (the "1987 Plan"). All descriptions of the various plans are qualified in their entirety by reference to the actual Plan documents which are available for examination.

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

The 1987 Plan was adopted by the Board of Directors on March 24, 1987 and was approved by the stockholders on May 27, 1987. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance pursuant to the exercise of options under the 1987 Plan, 200,000 of which were transferred from the ISO Plan and 15,000 of which were transferred from the Non-Qualified Plan. On August 31, 1994 the stockholders approved an additional 200,000 shares of the Company's Common Stock be reserved for issuance pursuant to the exercise of options under the 1987 Plan. In August 1996 the stockholders approved an additional 250,000 shares of the Company's Common Stock be reserved for issuance pursuant to the exercise of options under the 1987 Plan.

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

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT

Current Ownership

The following table sets forth certain information as of December 31, 1996 with respect to the beneficial ownership of the Company's Common Stock by each stockholder or group known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each Director, and by all Executive Officers and Directors as a group. The information is based, in part, on data furnished by such Executive Officers, Directors and stockholders. The address of each holder of more than 5% of the Company's Common Stock other than First Financial Fund, Inc. and Wellington Management Company is O'Hare International Center, 10275 West Higgins Road, Rosemont, Illinois 60018. The address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109. First Financial Fund, Inc.'s address is One Seaport Plaza, 25th Floor, New York, New York 10292.


Name of                      Amount and Nature
Beneficial Owner           of Beneficial Ownership  Percent of Class
James A. Friedman (1)            2,198,375               48.6%
Leander W. Jennings (2)             27,100                   *
Mark P. Bischoff                    10,000                   *
William D. Smithburg (2)            27,000                   *
Robert R. Youngquist, D.D.S. (3)    20,000                   *
Robert C. Benson (2)                 8,250                   *
John Altergott (2)                  92,000                2.0%

First Financial Fund, Inc. (4)     330,000                7.3%

All Executive Officers and
Directors as a group
(8 persons) (2)                  2,382,725               52.6%

    _________________________
*Less than 1%

(1) Includes 459,975.67 shares owned by a trust for the benefit of Mr. Friedman's children for which Mr. Friedman disclaims beneficial ownership. The named trustee of the trust is Mark P. Bischoff.
(2) Includes outstanding options which are currently exercisable with respect to the following named individuals or groups:
     Messrs. Jennings, 25,000 shares; Smithburg, 25,000 shares; Benson, 8,250 shares; Altergott, 85,000 shares. All Executive Officers and Directors as a group, 143,250 shares.
(3) Includes 15,000 shares held in a pension plan of which Dr. Youngquist is a fiduciary and for which Dr. Youngquist disclaims beneficial ownership.
(4) According to Schedules 13G filed with the Securities and Exchange Commission on January 24, 1997, First Financial Fund, Inc., an investment Company, is the beneficial owner of such shares, and Wellington Management Company, its investment advisor, may also be deemed to be a beneficial owner of those shares.

Item 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no family relationships among the Directors and Executive Officers of the Company.

In September 1991, James A. Friedman purchased one lease and the underlying telecommunications equipment from the Company for a price of approximately $350,000, made up of cash and an assumption of the debt secured by those assets. The transaction was approved by the Company's outside directors in accordance with the Company's policy of related party transactions. The Company originally purchased the equipment for approximately $456,000 and entered into this lease in February, 1990. At the date of the sale to Mr. Friedman, the assets were carried on the Company's books at approximately $373,000. There were no proceeds received by Mr. Friedman on this lease in 1994. $27,511 was received by Mr. Friedman in 1995 and $223,749 was received by Mr. Friedman in 1996 on this transaction.

Item 13.       EXHIBITS AND REPORTS ON FORM 8-K

1.Financial Statements
The following financial statements of Prime Capital Corporation and subsidiaries are filed as part of this annual report on Form
10-KSB:

                                                      Sequential
                                                        Page No.

 a) Independent Auditors' Report                            24

 b) Consolidated Balance Sheets as of
    December 31, 1996 and 1995                              25

 c) Consolidated Statements of Operations
    for the years ended December 31, 1996,
    1995 and 1994                                           26

 d) Consolidated Statements of Stockholders'
    Equity for the years ended
    December 31, 1996, 1995 and 1994                        27

 e) Consolidated Statements of Cash Flows
    for the years ended December 31, 1996,
    1995 and 1994                                           28

 f) Notes to Consolidated Financial Statements              29

 2.Exhibits
        The exhibits filed in response to Item 601 of Regulation S-B as part of this Annual Report on Form 10-
        KSB are listed in the Exhibit Index on pages 39 through 40.

 3.Reports on Form 8-K
        There were no reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended December 31, 1996.

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Prime Capital Corporation:


We have audited the accompanying consolidated balance sheets of Prime Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Capital Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP


Chicago, Illinois

March 10 , 1997

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                       Consolidated Balance Sheets
                                                       December 31,
                                                    1996           1995
                    ASSETS
Cash and cash equivalents                      $   7,063,398 $   2,001,949
Restricted cash                                    7,873,004     3,717,591
Receivables:
  Rentals on leased equipment                        172,758       100,589
  Due from equipment trusts                           46,948        38,068
  Securitization receivable, net loss reserves     1,851,433     1,643,891
  Other                                            5,369,399       829,204
Net investment in direct financing leases
  and loans                                       56,004,417    58,561,185
Leased equipment, net of accumulated
depreciation
  of $78,885 and $164,542 in 1996 and 1995
  respectively                                     1,370,289     2,581,032
Deposits on equipment                                134,487       114,836
Property and equipment, net of accumulated
  depreciation of $1,156,512 and $1,062,527
  in 1996 and 1995, respectively                     364,499       285,599
Other assets                                         761,317        80,482
    Total assets                               $  81,011,949 $  69,954,426

     LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                  $  46,418,920 $  58,300,252
Accounts payable for equipment                     7,780,691     4,057,179
Accrued expenses and other liabilities             8,413,696     4,246,376
Deposits and advances                              4,341,351       563,711
Subordinated debt                                  5,000,000           ---
   Total Liabilities                              71,954,658    67,167,518

Stockholders' equity
Preferred stock, $100 par value: authorized
  250,000 shares, issued 25,000 shares in 1996     2,500,000           ---
Common stock, $0.05 par value:  authorized
  10,000,000 shares; issued 4,384,365 and
  4,374,365 shares in 1996 and 1995,
  respectively                                       219,218       218,718
Additional paid-in capital                         9,480,675     9,681,225
Accumulated deficit                              (2,842,802)   (6,813,235)
Treasury stock, at cost; 94,200 shares
  at December 31, 1996 and 1995                    (299,800)     (299,800)
    Total stockholders' equity                     9,057,291     2,786,908

    Total liabilities and stockholders' equity $  81,011,949 $  69,954,426

See accompanying notes to consolidated financial statements.


                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Operations

                                        Years Ended December 31,


                                   1996            1995            1994
Revenues:
Rentals on leased equipment  $     1,158,419  $     723,265  $      700,938
Direct financing leases
  and loans                        3,514,885      1,427,943         764,827
Fee income                        11,253,085      3,736,491       2,267,641
Gain on sale of leased
  equipment                           45,599        137,553         276,848
Interest                           1,055,574        726,701         416,420
Other income                         454,211        286,110         251,727
  Total revenues                  17,481,773      7,038,063       4,678,401

Expenses:
Amortization of deferred
  finance costs                     --              --                4,357
Depreciation of leased
  equipment                          607,795        317,181         419,837
Selling, general and
  administrative                   9,572,687      7,531,351       5,785,905
Interest                           3,650,901      1,200,662         749,952
Net capitalized initial
  direct costs                     (375,668)      (174,898)       (283,646)
  Total expenses                  13,455,715      8,874,296       6,676,405

Income (loss) before income
  taxes and dividends        $     4,026,058  $ (1,836,233)  $  (1,998,004)
Income tax expense                  --              --              --

Net income (loss)            $     4,026,058  $ (1,836,233)  $  (1,998,004)
Preferred dividends                   55,625        --              --

Net income (loss) available
  to common shareholders     $     3,970,433  $ (1,836,233)  $  (1,998,004)

Net income (loss) per
  common share               $          0.85  $      (0.43)  $       (0.47)

Number of common shares
  and dilutive common
  equivalent shares
  outstanding                      4,668,962      4,280,165       4,280,165

See accompanying notes to consolidated financial statements.


                             PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                           Consolidated Statement of Stockholders' Equity

                            Years Ended December 31, 1996, 1995 and 1994


                                                  Additional                                 Total
Balance                    Preferred    Common     paid-in     Accumulated    Treasury    Shareholder
  at                         stock      stock      capital       Deficit       Stock         Equity
December 31, 1993        $    --     $  218,718 $  9,681,225 $ (2,978,998) $ (299,800) $     6,621,145

   Net Loss                                                    (1,998,004)                  (1,998,004)

December 31, 1994        $    --     $  218,718 $  9,681,225 $ (4,977,002) $ (299,800) $     4,623,141

   Net Loss                                                    (1,836,233)                  (1,836,233)

December 31, 1995        $    --     $  218,718 $  9,681,225 $ (6,813,235) $ (299,800) $     2,786,908

   Net Income                                                    4,026,058                    4,026,058
   Cash dividends -
     preferred                                                    (55,625)                     (55,625)
   Exercise of options                      500        2,163                                      2,663
   Issuance of preferred
     stock and warrants    2,500,000               (202,713)                                  2,297,287

December 31, 1996        $ 2,500,000 $  219,218 $  9,480,675 $ (2,842,802) $ (299,800) $     9,057,291

See accompanying notes to consolidated financial statements.

                     PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows


                                                 Years Ended December 31,

                                            1996           1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                     $     4,026,058 $  (1,836,233) $   (1,998,004)
Adjustments to reconcile net income
  (loss) to net cash used in
  operating activities:
  Depreciation                                754,350        436,818         531,936
  Amortization of unearned income         (3,514,886)    (1,427,943)       (756,654)
  Amortization of deferred finance
    costs on direct finance leases
    and loans                                --             --                 4,356
  Amortization of debt financing fees          30,719       --              --
  Gain on securitization                  (8,281,078)    (2,054,114)       (632,459)

  Changes in assets and liabilities:
    Rentals on leased equipment and
      other receivables                   (4,819,906)        723,201       1,084,162
    Deferred charges                         (89,402)        351,236       (261,286)
    Other assets                          (4,380,867)    (1,311,568)     (1,864,686)
    Accrued expenses and other
      liabilities                           4,167,320      2,250,375        (31,646)
    Due from equipment trusts                 (8,880)         30,541         122,366

Net cash used in operating activities    (12,116,572)    (2,837,687)     (3,801,915)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cost of equipment acquired for lease    (158,497,874)  (114,532,687)    (63,753,378)
Net proceeds from sale of assets              854,917        317,268         479,954

Net cash used in investing activities   (157,642,957)  (114,215,419)    (63,273,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
  subordinated debt                         5,000,000       --              --
Net proceeds from issuance of
  preferred stock and warrants              2,297,287       --              --
Proceeds from exercise of options               2,663       --              --
Payment of debt financing fees              (608,143)       --              --
Preferred stock dividends                    (55,625)       --              --
Discounted lease proceeds and
  proceeds from sale of fully
  leveraged finance leases and loans       50,936,717     35,932,007      22,810,629
Proceeds from (reduction in)
  notes payable, net                     (11,881,332)     50,410,749       6,797,244
Proceeds from securitization,
  net of expenses                         129,129,411     30,766,946      35,352,740

Net cash provided by
  financing activities                    174,820,978    117,109,702      64,960,613

Increase (decrease) in cash and
  cash equivalents                          5,061,449         56,596     (2,114,726)

Cash and cash equivalents:
  Beginning of year                         2,001,949      1,945,353       4,060,079
  End of year                         $     7,063,398 $    2,001,949 $     1,945,353

Cash paid during the year for:
  Interest                            $     3,030,240 $    1,225,401 $       732,618

Supplemental schedule of noncash
  financing activities:
  Discounted lease rentals on direct
    finance leases collected by
    financial institutions            $      --       $     --       $       168,920

See accompanying notes to consolidated financial statements.


(1)  Summary of Significant Accounting Policies

     Prime Capital Corporation, through its wholly-owned subsidiaries, is engaged principally in providing financial services to clients and customers throughout the United States. The Company's primary focus is on providing specialty and high value-added financial products that are targeted to specific markets through its three Business Units. The Company is primarily engaged in the business of originating (or, in some cases, purchasing) leases, secured loans or installment purchase agreements (collectively, "Financial Contracts"), warehousing such Financial Contracts, and ultimately securitizing (or, in some cases,
     selling outright) such Financial Contracts.   The
     accompanying consolidated financial statements include the accounts of Prime Capital Corporation and its wholly-owned subsidiaries, Prime Leasing, Inc., Prime Finance Corporation 1993-A, Prime Finance Corporation 1994-A, Prime Finance Corporation 1995-A and Prime Finance Corporation 1996-A.
     All material intercompany transactions have been eliminated.

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

          (b)  Revenue Recognition

     Completed lease contracts which qualify as direct financing leases or loans, as defined by Statement of Financial Accounting Standards (SFAS) No. 13, are accounted for by recording on the consolidated balance sheet the total minimum lease payments receivable, plus the estimated unguaranteed residual value of the leased equipment, less the unearned income. The unearned lease income represents the excess of the total minimum lease payments, plus the estimated residual expected to be realized at the end of the lease term, over the cost of the related equipment.
     Unearned lease income is recognized as revenue over the term of the lease as a constant percentage interest return on the net investment. The initial direct costs are capitalized as part of the net investment in direct financing leases and amortized over the lease term as a reduction in yield.

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

          (c)  Cash and Cash Equivalents

     Cash and cash equivalents are generally comprised of highly liquid instruments with original maturities of 90 days or less.

          (d)  Restricted Cash

     In connection with each Securitization completed by the Company, certain cash reserves are set aside for credit enhancement of the securitization pools. These reserve balances are classified as restricted cash on the company's consolidated balance sheets. Cash reserve accounts are initially funded from the proceeds received from the securitization and are increased by the excess spread realized from the receipt of payments from borrowers or lessees over the interest payment due to the securitization bondholders. In the event of default or delinquency by a borrower or lessee, payments to the bondholders are disbursed from the cash reserve fund. Typically, the cash reserve funds become available as unrestricted cash to the Company once all contracts in the securitization pool are paid in full, however, payout is sometimes sooner depending upon the specific pool indenture agreement.

          (e)  Income Taxes

     The Company uses the asset and liability method to account for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is uncertain.

     (f)  Net Income (Loss) per Common Share

     Net income/(loss) per common share is computed by dividing net income/(loss) after deduction of preferred stock dividends by the weighted average number of common and common equivalent shares outstanding during each period. Stock options are not included in the number of common and common equivalent shares for the years ended December 31, 1995 and 1994 because they were not dilutive. The number of common and common equivalent shares used in the computation of net income/(loss) per common share for the years ended December 31, 1996, 1995 and 1994 was 4,668,962, 4,280,165,
     and 4,280,165 respectively.

     (g)  Financial Instruments

     The carrying value of the Company's financial instruments approximates their fair value.

     (h)  Stock Based Compensation

     The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements.

     (i)  Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

(2)  Net Investment in Direct Financing Leases and Loans

     The components of the net investment in direct financing leases and loans as of December 31 are as follows:

                                            1996         1995
     Minimum lease/loan payments
       receivable                         73,784,482   $72,778,029

     Estimated unguaranteed residual
       value of leased equipment             231,961       449,810

     Capitalized initial direct costs         22,875        63,784

     Unearned income                    (18,024,901)  (14,720,438)

     Allowance for uncollectible
       accounts                             (10,000)      (10,000)
     Net investment in direct
       financing leases and loans        $56,004,417   $58,561,185

     The estimated unguaranteed residual value of leased equipment at December 31, 1996 and 1995 includes residuals of $72,388 and $83,698, respectively, recorded from residual sharing agreements with investor programs and other third parties.

     Minimum lease and loan payments to be received on direct financing leases and loans in each of the next five years and beyond are as follows:

               Year ending
               December 31,
               1997                     $17,325,013
               1998                      14,678,894
               1999                      15,365,869
               2000                      13,727,358
               2001                       8,449,822
               Thereafter                 4,237,526
               Minimum lease and
                 loan payments
                 to be received         $73,784,482

     Leased equipment in the Company's portfolio consists primarily of medical, telecommunication and other equipment with average 46-month lease terms, for which estimated residual values of 5% to 25% have been assigned. The following table summarizes the estimated unguaranteed residual value on direct financing leases by year of lease termination:

               Year ending
               December 31,
               1997                      $72,388
               1998                           --
               1999                           --
               2000                      102,727
               2001                       48,809
               2002                        8,037

               Total                    $231,961

(3)  Notes Payable

     Notes payable at December 31, 1996 and 1995 includes $46,282,960 and $58,030,594, respectively, representing amounts borrowed under warehouse lines used to finance the Company's purchase of certain equipment on lease. Outstanding borrowings under the warehouse lines are secured by the related equipment. The various warehouse lines bear different interest rates and maturities. Also included in notes payable at December 31, 1996 and 1995 is a note and security agreement bearing interest at 9% due November 10, 1998 with outstanding balances of $135,960 and $269,658, respectively.

(4)  Securitizations

     On September 19, 1994, the Company completed an asset securitization pursuant to which a wholly-owned, newly-formed, limited-purpose subsidiary of the Company issued two classes of receivables-backed, pay-through notes secured by the Company's entire interest in the pooled assets. The initial aggregate contract value of the securitization was $39,424,940. The Company established its own allowance for expected losses under its recourse obligations to Noteholders based on its historical loss experience and management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial equipment cost. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $632,459 was recognized as fee income in the accompanying consolidated financial statements.

     On March 16, 1995, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $56,725,781. Through this issuance of such notes, the Company permanently financed certain assets and liabilities carried on the Company's consolidated balance sheet as of December 31, 1994. These assets and liabilities were removed from the consolidated balance sheets and the resulting gain was recognized on the Company's consolidated statement of operations in the first quarter of 1995. The Company established its own allowance for expected losses under its recourse obligations to the Noteholders based on its historical loss experience and management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial equipment cost.
     For financial reporting purposes, the asset securitization was treated as a sale and a gain of $2,054,114 was recognized as fee income in the accompanying consolidated financial statements.

     On January 22, 1996, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $85,273,476. Through the issuance of such notes, the Company permanently financed certain assets and liabilities carried on the Company's consolidated balance sheet as of December 31, 1995. These assets and liabilities were removed from the consolidated balance sheet and the resulting gain, for financial reporting purposes, of $4,199,789 was recognized as fee income on the Company's consolidated statement of operations in the first quarter of 1996. The Company established its own allowance for expected losses under its recourse obligations to the Noteholders based on its historical loss experience and management's best estimate of future losses equal to one-half of one percent
     (0.5%) of the initial equipment cost.

     On December 13, 1996, the Company completed an asset securitization pursuant to which a wholly-owned, newly-formed, limited-purpose subsidiary of the Company issued four classes of receivables-backed, pay-through notes with an aggregate contract value of $66,322,341, secured by the Company's entire interest in the pooled assets. The Company established its own allowance for expected losses under its recourse obligations to Noteholders based on its historical loss experience and management's best estimate of future losses equal to one-half of one percent (0.5%) of the initial equipment cost. For financial reporting purposes, the asset securitization was treated as a sale and a gain of $4,081,289 has been included in fee income in the accompanying consolidated financial statements.

(5)  Subordinated Debt and Preferred Stock with Warrants

     On October 4, 1996, Prime Capital Corporation received $7,500,000 cash and incurred approximately $800,000 in expenses, in exchange for a $5 million principal amount of five year, 12.5% subordinated debentures and 25,000 shares of $100 par value 9% Dividend Preferred Stock with warrants to purchase 499,606 shares of the Company's common stock at $1.00 per share. Expenses related to the transaction were allocated between the subordinated debt, preferred stock and warrants based upon their fair value. Expenses allocated to the subordinated debt were capitalized and are being amortized over five years. The unamortized balance of these expenses were included in "Other assets" on the Company's consolidated balance sheet at December 31, 1996 and the 1996 amortization of $30,719 is included in interest expense on the Company's consolidated statement of operations. The warrants are exercisable in March 1998.

(6)  Income Taxes

     The Company's net income tax provision after consideration of the tax effect from utilization of net operating loss carryforwards was zero for the years ended December 31, 1996, 1995 and 1994.

     The reported income tax expense differs from the "expected" tax expense (benefit) (computed by applying the Federal corporate tax rate to the income before income taxes) as follows:

                                 1996        1995        1994
      Computed "expected"
        tax expense (benefit) $1,368,860   ($624,320)   ($679,321)

      State income tax
         expense (benefit)
         net of Federal
         income tax expense      201,411    (89,130)    (97,550)


      Other - net                 14,571      12,111       9,282

      Net operating loss
       carryforward
       (utilized) unused
       benefit                (1,584,842)     701,339     767,589

      Total Expense              ---         ---         ---

     Deferred tax assets and liabilities at December 31, 1996 and 1995 include:

                                        1996            1995
     Deferred Tax Assets:

     Net operating and passive
       activity loss carryforwards    $9,344,056      $8,407,937

     Investment tax credit
       carryforward                      614,361         645,307

     Financial statement reserves
       not currently deductible
       for tax purposes                  324,331         341,779

     Gross deferred tax assets        10,282,748       9,395,023

     Less:  Valuation allowance      (5,296,678)     (6,901,753)

     Total deferred tax assets         4,986,070       2,493,270

     Deferred Tax Liabilities:
     Difference in securitization
      accounting for tax
      purposes and financial
      statement purposes               4,694,228       2,209,253

     Other, net                          291,842         284,017

     Total deferred tax
      liabilities                      4,986,070       2,493,270

     Net deferred taxes               $      ---      $      ---

     Included at January 1, 1996 were valuation allowances of $6,901,753. During fiscal 1996, the valuation allowance decreased by $1,605,075 due primarily to the deferred gains on the new securitizations: Prime Finance Corporation 1995-A and Prime Finance Corporation 1996-A.

     The Company has $614,361 of unused investment tax credit carryforwards that are available for consolidated tax return purposes which expire at various times between 1997 and 2001. At December 31, 1996, the Company had a passive activity loss carryforward of approximately $18,903,976 and a net operating loss carryforward of approximately $5,055,000 available for tax return purposes. The passive activity loss carryforward does not expire, and must be used before the Company's net operating loss carryforward to offset income from future business activities of the Company. The net operating loss carryforward expires in the following manner: $1,878,000 in 2001, $1,238,000 in 2002,
     $1,215,000 in 2003, $102,000 in 2004, $5,000 in 2005,
     $575,000 in 2006, $15,000 in 2007, $8,000 in 2008, $9,000 in
     2009,  $5,000 in 2010 and $5,000 in 2011.

(7)  Commitments and Contingencies

     The Company rents office space and equipment under various operating lease agreements expiring during the next seven years. The following is a schedule of future minimum rental payments required under these leases and does not include the Company's proportionate share of future real estate taxes and building operating expenses.

                    Year ending
                    December 31,   Amount
                    1997           $339,680
                    1998            204,089
                    1999            213,807
                    2000            223,526
                    2001            233,244
                    2002            242,963
                    2003            252,681

     Rent expense, including the Company's proportionate share of real estate taxes and building operating expenses, for the years ended December 31, 1996, 1995, and 1994 was $294,656,
     $282,513, and $283,777 respectively.

     During 1995 and 1996, the Company established itself as a credit facility for several major east coast hospital networks with major projects to expand their integrated health care delivery systems. The projects totaled over $190 million and will be funded over the next three to four years. As of December 31, 1996, approximately $40 million has been drawn on these credit facilities and the Company has a commitment to finance the approximate remaining $150 million in the future. The management of the Company feels confident that funding for these credit facilities will be obtained throughout the normal course of business.


(8)  Stock Option Plans

     In 1987, the Company adopted the 1987 Stock Option Plan ("Plan") under which certain employees and Directors of the Company may be granted the right to purchase shares of common stock at its fair market value on the date of grant. The Company has authorized an aggregate of 750,000 shares of common stock for issuance under the Plan.

     The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined consistent with FASB Statement No. 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                          1996         1995

     Net Income (loss)     As Reported $3,970,433  $(1,836,233)
     available to common
     shareholders          Pro Forma   $3,712,230  $(1,859,826)


     Net Income (loss)     As Reported       $.85        $(.43)
       per common share
                           Pro Forma         $.80        $(.43)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility of 78% and 109%; risk-free interest rates of 6.12% and 6.56%; and expected lives of 5 years for both 1996 and 1995. Additional adjustments were made regarding a 5.5% estimated forfeit rate on the grants for the years following 1996.

     A summary of the status of the Company's Stock Option Plan as of December 31, 1996, 1995 and 1994 and changes during the years ended on those dates is presented below:

                         Weigh              Weigh            Weigh
                           t-                t-                t-
                           ed                ed                ed
                Shares   Aver-    Shares    Aver-   Shares   Aver-
                          age                age              age
                         Exer-              Exer-            Exer-
                          cise              cise              cise
                         Price              Price            Price
    Shares
    under
    option at
    beginning
    of year     336,094  $1.28    356,162  $1.39   274,662   $1.24

    Options
    granted     289,500  $4.37     85,000  $1.17    94,500   $1.67

    Options
    expired    (24,094)  $10.59   (18,568) $1.03        --      --

    Options
    termin-
    ated       (18,000)  $1.25    (86,500)  $1.67  (13,000)  $ .27

    Options
    exercised  (10,000)  $ .27        --     --        --      --

    Shares
    under
    option
    at end
    of year     573,500  $2.47     336,094  $1.28   356,162   $1.39

    Options
    exercis-
    able at
    year-end    236,150  $ .39     237,428  $1.33   214,831   $1.44

    Weighted
    average
    fair
    value of
    options
    granted
    during
    the year      $2.59               $.96              n/a

The following table summarizes information about stock options outstanding at December 31, 1996:

                    Options Outstanding             Options
                                                  Exercisable

                         Weighted
                         -average  Weighted             Weighted
     Range of            remain-   -average             -average
     exercise  Number    ing       exercise   Number    exercise
     prices    of        contrac-  price      of        price
               shares    tual                 shares
                         life

     $ .01 -   291,500   5.06      $   .55    236,150   $  .39
     $1.50               years

     $1.51 -     57,000  9.02      $ 1.86     --        --
     $3.00               years

     $3.01 -   --        --        --         --        --
     $4.50

     $4.51 -   225,000   9.71      $ 5.11     --        --
     $6.00               years

     Total     573,500   7.28      $ 2.47     236,150   $  .39
                         years

(9)  Employee Benefit Plan

     During 1985, the Company established a defined contribution benefit plan under Internal Revenue Code (the "Code")
     section 401(a) with a cash deferred benefit arrangement under section 401(k) of the Code. The plan covers all employees. Contributions to the plan are based on percentages of employee contributions plus discretionary contributions determined annually by the Board of Directors. Contributions of approximately $39,000 were made in 1994 for participants in the plan. There were no contributions made in 1995 or 1996.

(10)      Subsequent Event (unaudited)

     The Company closed a securitization with an initial aggregate contract value of $77,476,378 on March 20, 1997. While most of the securitized pool consists of contracts originated during 1996, accounting rules require that the gain realized by the Company from accounting for the securitization as a sale be recognized in the first quarter of 1997.

                          EXHIBIT INDEX

                    PRIME CAPITAL CORPORATION

Copies of the following documents are filed herewith as exhibits:

 Exhibit                                                   Sequential
   No.    Description                                        Page No.

3.1       Certificate of Incorporation                          *
3.2       By-Laws                                               **
10.1      Sublease dated October 8, 1985 between
          the Dow Chemical Company and Registrant               *
10.2      1984 Incentive Stock Option Plan of Registrant        *
10.3      1986 Non-Qualified Stock Option Plan of Registrant
10.13     Master Lease Agreements of Registrant                 *
10.13(a)  Revised Master Lease Agreements of Registrant         ****
10.15     Stock Restriction Agreement dated July 2, 1985
          between Registrant and Marvin T. Keeling              *
10.23     Form of Equipment Bill of Sale and Assignment
          contracts used in equipment sale-lease assignment
          transactions between Registrant and each of
          James A. Friedman, Marvin T. Keeling,
          Robert Youngquist, Thomas W. Heimsoth
          and Allen M. Olinger, III                             *
10.48     Bill of Sale of Lease to James Friedman               *****
21        Subsidiaries of Registrant                            39
23        Consent of KPMG PEAT MARWICK LLP                      40
27        Financial Data Schedule                               ***

* Incorporated by reference to the Company's Registration
Statement on Form S-1, effective May 29, 1986, in which each
Exhibit had the same number as herein.

** Exhibit 3.2 is incorporated by reference to the Company's
Proxy Statement, effective April 29, 1987.

*** Incorporated by reference to the Company's electronic filing of the December 31, 1996 10 KSB as filed on March 26, 1997.

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



                                              PRIME CAPITAL
                                               CORPORATION
                                              (Registrant)



Date:  March 26, 1997                     /S/ James A. Friedman
                                         James A. Friedman
                                         President, Chairman and
Chief                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26 day of March, 1997.

       Signature                                  Title


 /s/ James A. Friedman                   President, Chairman, and
                                         Chief Executive Officer
James A. Friedman                         (Principal Executive
                                           Officer)


 /s/ Robert C. Benson                    Chief Financial Officer
Robert C. Benson                          (Principal Financial
                                           Officer)


Directors


 /s/ James A. Friedman                   /s/ William D. Smithburg
James A. Friedman                        William D. Smithburg


 /s/ Mark Bischoff                       /s/ Robert R. Youngquist
Mark Bischoff                            Robert R. Youngquist


/s/ Leander W. Jennings
Leander W. Jennings




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PRIME CAPITAL
                                         CORPORATION
                                         (Registrant)



Date:  March 25, 1997
                                         James A. Friedman
                                         President, Chairman and
Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March, 1997.

       Signature                                  Title




James A. Friedman                          Chairman, President,
(Principal Executive Officer)               Director and Chief
                                             Executive Officer



      Robert C. Benson                   Chief Financial
(Principal Financial Officer)              Officer


Directors

      James A. Friedman                     William D. Smithburg



      Mark P. Bischoff                      Robert R. Youngquist


       Leander W. Jennings