Form 10QSB
period 1997-03-31
PRIME CAPITAL CORP
filed 1997-05-08
CIK 791013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

As of March 31, 1997, there were 4,292,165 shares of common stock outstanding.


PRIME CAPITAL CORPORATION AND SUBSIDIARIES
INDEX


                                                               PAGE


PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three Months Ended
            March 31, 1997 and 1996                              3

          Consolidated Balance Sheets --
            March 31, 1997 and December 31, 1996                 4

          Consolidated Statements of Cash Flows --
            Three Months Ended March 31, 1997 and 1996           5

          Notes to Consolidated Financial Statements             6

     Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  7-8

PART II.  OTHER INFORMATION                                      8

SIGNATURES                                                       9
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


PRIME CAPITAL CORPORATION AND
SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)


                                              Three Months Ended March 31,
                                              1997                   1996
Revenues:
  Rentals on leased equipment          $      206,311         $       49,906
  Direct financing leases                   1,299,791                150,517
  Fee income                                6,529,876              4,375,550
  Gain on sale of leased equipment             53,694                  3,689
  Interest                                    554,948                442,370
  Other income                                 67,856                 78,572
      Total revenues                        8,712,476              5,100,604

Expenses:
  Depreciation of leased equipment            100,077                 19,154
  Selling, general and
     administrative expense                 4,367,706              1,505,789
  Interest                                  1,177,283                684,604
  Net capitalized initial
     direct costs                            (115,156)               (29,324)
      Total expenses                        5,529,910              2,180,223

Income before income
   taxes and dividends                      3,182,566              2,920,381

Income tax expense                        --                    --

Net income                                  3,182,566              2,920,381

Preferred dividends                            56,250           --

Net income available to
   common shareholders                 $    3,126,316         $    2,920,381

Net income per common share            $          .65         $          .68

Number of common shares and
   dilutive common equivalent
   shares outstanding                       4,841,707              4,280,165

See accompanying notes to consolidated financial statements.


PRIME CAPITAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

                                                 March 31,     December 31,

ASSETS                                               1997           1996

Cash and cash equivalents                      $  7,490,316   $  7,063,398
Restricted cash                                   9,980,638      7,873,004
Receivables:
  Rentals on leased equipment                       147,074        172,758
  Due from equipment trusts                           --            46,948
  Securitization receivables, net of loss
    reserves                                      2,059,516      1,851,433
  Other                                           5,191,596      5,369,399
Net investment in direct financing leases
   and loans                                     16,701,202     56,004,417
Leased equipment, net of accumulated
  depreciation of $869 and $78,885 at
  March 31, 1997 and December 31, 1996
  respectively                                       41,532      1,370,289
Deposits on equipment                               134,487        134,487
Property and equipment, net of accumulated
  depreciation of $1,189,709 and  $1,156,512
  at March 31, 1997 and December 31, 1996,
  respectively                                      517,506        364,499
Other assets                                        717,981        761,317
    Total assets                               $ 42,981,848   $ 81,011,949

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                  $ 12,012,433   $ 46,418,920
Accounts payable for equipment                    3,479,133      7,780,691
Accrued expenses and other liabilities            7,839,929      8,413,696
Deposits and advances                             2,466,309      4,341,351
Subordinated debt                                 5,000,000      5,000,000
    Total liabilities                            30,797,804     71,954,658

Stockholders' equity
 Preferred stock $100 par value:  authorized
  250,000 shares, issued 25,000 shares in 1996    2,500,000      2,500,000
 Common stock, $0.05 par value:
  authorized 10,000,000 shares; issued and
  outstanding 4,386,365 and 4,384,365 at
  March 31, 1997 and December 31, 1996
  respectively                                      219,318        219,218
 Additional paid-in capital                       9,481,012      9,480,675
 Retained earnings                                  283,514     (2,842,802)
 Treasury stock, at cost; 94,200 shares at
  March 31, 1997 and December 31,1996              (299,800)      (299,800)
      Total stockholders' equity                 12,184,044      9,057,291

Total liabilities and stockholders' equity     $ 42,981,848   $ 81,011,949

See accompanying notes to consolidated financial statements.


PRIME CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

                                               Three Months Ended March 31,
                                                   1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $    3,182,566  $    2,920,381
  Adjustments to reconcile net income to
   net cash used by operating activities:
   Depreciation                                     133,275          51,271
   Amortization of unearned income               (1,299,791)       (150,517)
   Amortization of debt financing fees               30,391    --
   Gain on securitization                        (6,632,820)     (4,102,760)

  Changes in assets and liabilities:
   Rentals on leased equipment and
    other receivables                                (4,596)        692,217
   Deferred charges                                  (8,239)          4,055
   Other assets                                  (2,293,839)     (2,281,546)
   Accrued expenses and other liabilities          (573,767)        (35,227)
   Due from equipment trusts                         46,948         (26,330)

Net cash used by operating activities            (7,419,872)     (2,928,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for lease          (38,074,709)    (13,608,305)
  Proceeds from sale of assets                      102,865         221,654

Net cash used in investing activities           (37,971,844)    (13,386,651)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                     437    --
  Preferred stock dividends                         (56,250)   --
  Discounted lease proceeds and proceeds
   from sale of fully of fully leveraged
   finance leases                                 7,366,296       1,707,725
  Repayment of notes payable, net               (34,406,488)    (44,957,186)
  Proceeds from securitization, net              72,914,639      60,271,043

Net cash provided by financing activities        45,818,634      17,021,582

Increase in cash and cash equivalents               426,918         706,475

Cash and cash equivalents:
    Beginning of period                           7,063,398       2,001,949
    End of period                            $    7,490,316  $    2,708,424

Supplemental schedule of non cash financing activities:
Cash paid during the period for:
    Interest                                 $    1,146,892  $      684,604
    Income taxes                             $ --            $ --

See accompanying notes to consolidated financial statements.




PRIME CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more detailed discussion of the Company's accounting policies, refer to the Company's Form 10KSB for the year ended December 31, 1996.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The financial results for the first three months of 1996 and 1997 were influenced by (i) a securitization totaling $85,273,476 completed in January 1996 (ii) in October 1996, the company issued 25,000 shares of $100 par value preferred stock with warrants to purchase 499,606 shares of common stock, (iii) in October 1996 the company issued $5 million of subordinated debt,(iv) a securitization totaling $66,322,341 completed in December 1996, (v) a securitization totaling $77,476,378 completed in March 1997, (vi) an increase in personnel from 44 employees to 55 employees, and
(vii) and increase in the market price of the Company's common stock caused the value of stock options and warrants to have a dilutive effect on the number of shares outstanding as of March 31, 1997, and thus dilution of earnings per share.

The higher gain on securitization in March 1997 resulted in greater fee income for the first quarter of 1997 than in the first quarter of 1996.

The longer holding period of financial contracts before securitization in 1997 resulted in higher direct finance lease income and rentals on leased equipment for the first quarter of 1997. The holding period also resulted in increased interest expense and depreciation on leased equipment.

Selling, general and administrative expenses were greater in the first quarter of 1997 due to planned general business expansion which included increases in both sales volume and personnel. In an effort to be prudent and conservative, management made the decision to bolster reserves for losses by $2.5 million during the first quarter of 1997.

The issuance in October 1996 of $5,000,000 of subordinated debt bearing interest at 12% per year resulted in an additional $156,250 in interest expense for the first quarter of 1997 compared to the first quarter of 1996. Also contributing to increased interest expense was the amortization of fees associated with this transaction and the longer holding period of financial contracts as mentioned above.

The issuance in October 1996 of $2,500,000 of preferred stock resulted in accrued dividends which reduced earnings available to common shareholders by $56,250 in the first quarter of 1997 compared to the first quarter of 1996.

Securitizations during the first quarters of 1997 and 1996

On January 22, 1996, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $85,273,476. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1995. These assets and liabilities were removed from the balance sheet and the resulting gain of approximately $4.1 million was recognized on the Company's statement of operations in the first quarter of 1996.

On March 27, 1997, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $77,476,378. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1996. These assets and liabilities were removed from the balance sheet and the resulting gain of approximately $6.6 million was recognized on the Company's statement of operations in the first quarter of 1997.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and nonrecourse financing to fund future acquisitions and originations of Financial Contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those Financial Contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. The Company intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include: (i) the continued issuance of asset backed securities; (ii) portfolio sales, (iii) program financings, and (iv) the discounting of individual Financial Contracts.

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

NONE













SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PRIME CAPITAL CORPORATION
(Registrant)





April 30, 1997                   /s/ Robert C. Benson

                                  Robert C. Benson, Chief Financial Officer

                                      Robert C. Benson is the Principal
                                      Financial and Accounting Officer and
                                      has been duly authorized to sign on
                                      behalf of the Registrant




April 30, 1997                   /s/ James A. Friedman
                                     James A. Friedman, President, Chairman
                                     and Chief Executive Officer.