Form 10QSB
period 1997-06-30
PRIME CAPITAL CORP
filed 1997-08-18
CIK 791013

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB



(Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997
                               OR
 [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

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

Registrant's telephone number, including area code: (847)294-6000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ___

As of June 30, 1997, there were 4,292,165 shares of common stock outstanding.












           PRIME CAPITAL CORPORATION AND SUBSIDIARIES



INDEX


PART I.   FINANCIAL INFORMATION

     Item 1.        Financial Statements

          Consolidated Statements of Operations --
            Three and Six Months Ended
            June 30, 1997 and 1996

          Consolidated Balance Sheets --
            June 30, 1997 and December 31, 1996

          Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1997 and 1996

          Notes to Consolidated Financial Statements

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 6.        Exhibits and Reports on Form 8-K

          Exhibit Index

          Reports on Form 8-K

     SIGNATURE


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           PRIME CAPITAL CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Operations
                           (Unaudited)

                      Three Months Ended           Six Months Ended
                           June 30,                   June 30,
                   _____1997_____________1996___ _____1997___ _____1996___
Revenues:
 Fee income        $   147,932   $ 1,716,191   $ 6,731,502   $ 6,095,429
 Direct financing
  leases               951,695       477,779     2,535,617       628,297
 Rentals on leased
  equipment            274,982       249,091       481,293       298,997
 Interest              302,799       140,949       573,616       583,319
 Other income           62,950        41,188       130,806       119,760
Total revenues       1,740,358     2,625,198    10,452,834     7,725,802

Expenses:
 Depreciation on
  leased equipment     159,596       119,570       259,673       138,724
 Interest              815,028       465,662     1,992,311     1,150,266
 Provision for
  credit losses      1,500,000          -        4,000,000          -
 Selling, general
  and administra-
  tive               2,104,635     1,732,826     3,972,341     3,238,615
 Net capitalized
  initial direct
  costs               (148,755)     (160,532)     (263,911)     (189,856)
Total expenses       4,430,504     2,157,526     9,960,414     4,337,749

Income (loss)
 before income
 taxes and
 dividends          (2,690,146)      467,672       492,420     3,388,053
Income taxes              -             -             -             -
Preferred
 dividends              56,250          -___       112,500          -___
Net income
 available to
 common share-
 holders            (2,746,396)      467,672       379,920     3,388,053
Net income (loss)
 per common and
 common equiva-
 lent share        $     (0.56)  $      0.10   $      0.08   $      0.74
Number of common
 and dilutive
 common equiva-
 lent shares out-
 standing            4,867,367     4,582,915     4,854,537     4,548,591
See accompanying notes to consolidated financial statements

           PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Balance Sheets

                                        June 30,   December 31,
                                           1997        1996
                                       (Unaudited)  (Audited)
                ASSETS
Cash and cash equivalents             $ 2,549,765  $ 7,063,398
Restricted cash                         9,885,852    7,873,004
Receivables:
  Rentals on leased equipment             256,440      172,758
  Due from equipment trusts                  -          46,948
  Securitization receivables, net
    of loss reserves                    3,753,938    3,181,112
  Other                                 1,088,170    4,039,720
Net investment in direct financing
  leases and loans                     41,217,843   56,004,417
Leased equipment, net of accumulated
  depreciation of $160,465 and
  $78,885 at June 30, 1997 and
  December 31, 1996                     2,690,472    1,370,289
Deposits on equipment                   2,618,974      134,487
Property and equipment, net of
  accumulated depreciation of
  $1,233,474 and $1,156,512 at
  June 30, 1997 and December 31, 1996     594,371      364,499
Other assets                              777,006      761,317
  Total assets                        $65,432,831  $81,011,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                         $29,420,234  $46,418,920
Accounts payable for equipment          9,582,446    7,780,691
Accrued expenses and other
  liabilities                           8,891,800    8,162,837
Deposits and advances                   3,100,705    4,592,210
Subordinated debt                       5,000,000    5,000,000
  Total liabilities                    55,995,185   71,954,658

Stockholders' equity
  Preferred stock, $100 par value:
    authorized 250,000 shares,
    issued 25,000 shares in 1996       2,500,000     2,500,000
  Common stock, $0.05 par value:
    authorized 10,000,000 shares;
    issued 4,386,365 and 4,384,365
    shares at June 30, 1997 and
    December 31, 1996                     219,318      219,218
  Additional paid-in capital            9,481,010    9,480,675
  Accumulated deficit                  (2,462,882)  (2,842,802)
  Treasury stock, at cost; 94,200
    shares at June 30, 1997 and
    December 31, 1996                    (299,800)    (299,800)
  Total stockholders' equity            9,437,646    9,057,291
Total liabilities and
    stockholders' equity              $65,432,831  $81,011,949
  See accompanying notes to consolidated financial statements

           PRIME CAPITAL CORPORATION AND SUBSIDIARIES

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                       Six Months Ended June 30,
                                            1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before dividends            $    492,420  $ 3,388,053
Adjustments to reconcile net income
 to net cash used in operating
 activities:
 Depreciation and other amortization        362,623      215,129
 Customer deposits and payments
  on direct finance leases and
  loans net of amortization               3,732,089    3,766,151
 Amortization of debt financing fees         60,781         -
 Non-cash gain on securitization         (1,913,695)  (2,244,719)
 Provision for credit losses              4,000,000         -
 Capitalized initial direct costs          (289,898)    (199,666)
Changes in assets and liabilities:
 Rentals on leased equipment and
  other receivables                      (1,365,791)    (981,866)
 Other assets                              (491,084)    (663,329)
 Accrued expenses and other
  liabilities                               955,454     (411,746)
 Due from equipment trusts                   46,948       26,025
Net cash provided by operating
 activities                               5,589,847    2,894,032

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of equipment acquired for
 lease and principal amounts
 disbursed for loans                    (66,040,538) (53,532,367)
Purchase of fixed assets                   (306,835)     (91,829)
Net cash used in investing activities   (66,347,373) (53,624,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable, net
 of borrowing                           (16,998,685) (31,486,493)
Proceeds from securitization reducing
 book value of leases and loans          66,281,820   57,125,671
Discounted lease rentals reducing
 investment in direct finance
 leases and loans                         7,072,823   24,116,387
Preferred stock dividends                  (112,500)       -
Other                                           435          625
Net cash provided by financing
 activities                              56,243,893   49,756,190

Decrease in cash and cash equivalents    (4,513,633)   (973,974)
Cash and cash equivalents:
 Beginning of period                      7,063,398    2,001,949
 End of period                         $  2,549,765  $ 1,027,975
Interest paid during the period        $  2,040,404  $   993,247

See accompanying notes to consolidated financial statements



           PRIME CAPITAL CORPORATION AND SUBSIDIARIES
           Notes to Consolidated Financial Statements
                           (Unaudited)



Basis of Presentation

The interim financial statements have been prepared by Prime Capital Corporation ("the Company" or "Prime Capital"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been included. However, results for interim periods are not necessarily indicative of the results that may be expected for a full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 financial statements to conform to the classifications used in the June 30, 1997 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The operating results of Prime Capital are primarily affected by the following factors: (1) the volume of financial contract activations, (2) the amount and timing of financial contract sales, (3) the level of operating expenditures required to originate and service the volume of financial contract activations and sales, and (4) credit losses.

Once a financial contract is activated, it is sold to a third party or, in most cases, funded through a warehouse finance facility until it is sold through securitization. Sale of a contract to a third party results in immediate fee income. Warehousing a contract for a period of time results in increased rentals on leased equipment or direct finance lease income and correspondingly increased interest expense and, if the contract is an operating lease, depreciation on leased equipment. When contracts are accumulated to a certain level and sold into securitization, the Company recognizes fee income from the gain on securitization and ceases to recognize rental or direct finance lease income and interest and depreciation expense associated with the sold contracts. Future revenues from the securitizations include fee income derived from servicing the securitization pool and interest income earned on cash reserve balances until all the contracts in the pool have expired.

Securitizations During the Six Months Ended June 30, 1997 and
1996

On January 22, 1996, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $85.3 million. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1995. These assets and liabilities were removed from the balance sheet and the resulting gain of $4.1 million was recognized on the Company's statement of operations in the first quarter of 1996.

On March 20, 1997, the Company issued and sold equipment lease-backed pay-through notes with an initial aggregate contract value of $77.5 million. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1996. These assets and liabilities were removed from the balance sheet and the resulting gain of $6.6 million was recognized on the Company's statement of operations in the first quarter of 1997.

Results of Operations-Six Months Ended June 30, 1997

The Company activated financial contracts totaling $75.3 million in 1997, a decrease of 7.4% from the $81.3 million activated in 1996.

Fee income increased $0.6 million, or 10.4% to $6.7 million in 1997 from $6.1 million in 1996. Fee income primarily relates to gains from the sale or securitization of financial contracts.
The initial value of the contracts sold or securitized was $91.9 million and $90.2 million in 1997 and 1996, respectively. The Company also earned commitment fees associated with the financing of a major hospital network of $.01 million and $1.7 million in 1997 and 1996, respectively.

Direct financing lease income increased $1.9 million to $2.5 million in 1997 from $0.6 million in 1996. The longer holding period of financial contracts and higher average contract balances held in the warehouse accounted for this increase.

Rentals on leased equipment increased $182,000, or 61.0%, to $481,000 in 1997 from $299,000 in 1996 due to the longer holding period of financial contracts and higher average contract balances held in the warehouse. There was a corresponding increase in depreciation of leased equipment of $121,000, or 87.2%, to $260,000 in 1997 from $139,000 in 1996.

Interest income decreased $9,000, or 1.7%, to $574,000 in 1997 from $583,000 in 1996.

Other income increased $11,000, or 9.2%, to $131,000 in 1997 from $120,000 in 1996.

Interest expense increased $0.8 million, or $73.2%, to $2.0 million in 1997 from $1.2 million in 1996. Interest related to subordinated debt totaled $313,000 in 1997. Also contributing to increased interest expense was the amortization of debt issuance costs and the longer holding period as well has higher average balances of financial contracts funded on the warehouse line of credit. (See "Liquidity and Capital Resources.")

The Company recorded a provision for credit losses of $4.0 million in 1997. No provision was recorded in 1996. (See
"Credit Losses.")

Selling, general and administrative expenses increased $0.7 million, or 22.7%, to $3.9 million in 1997 from $3.2 million in 1996. Employee compensation and related costs, including commissions, accounted for 60.7% and 64.0% of total selling, general and administrative expenses in 1997 and 1996, respectively. The Company had 57 and 51 employees at June 30, 1997 and 1996 respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

Net capitalized initial direct costs increased $74,000, or 39.0%, to $264,000 in 1997 from $190,000 in 1996.

In 1997, earnings available for common shareholders was reduced by $113,000 for dividends payable to holders of preferred stock.
There were no preferred stock dividends payable for 1996.  (See
"Liquidity and Capital Resources.")

Results of Operations-Three Months Ended June 30, 1997

The Company activated financial contracts totaling $41.6 million in 1997, an increase of 31.2% from the $31.7 million activated in 1996.

Fee income decreased $1.6 million, or 91.4%, to $0.1 million in 1997 from $1.7 million in 1996. Fee income includes gains from the sale or securitization of financial contracts. The initial value of the contracts sold or securitized was $1.2 million and $4.6 million in 1997 and 1996, respectively. The Company also earned commitment fees associated with the financing of a major hospital network of $0.1 million and $1.7 million in 1997 and 1996, respectively.

Direct financing lease income increased $474,000, or 99.2%, to $952,000 in 1997 from $478,000 in 1996. The longer holding period of financial contracts and higher average contract balances held in the warehouse accounted for this increase.

Rentals on leased equipment increased $26,000, or 10.4%, to $275,000 in 1997 from $249,000 in 1996 due to the longer holding period of financial contracts and higher average contract balances held in the warehouse. There was a corresponding increase in depreciation of leased equipment of $40,000, or 33.5%, to $160,000 in 1997 from $120,000 in 1996.

Interest expense increased $349,000, or 75.0%, to $815,000 in 1997 from $466,000 in 1996. Interest related to subordinated debt totaled $137,000 in 1997. Also contributing to increased interest expense was amortization of debt issuance costs and interest associated with carrying higher contract balances funded on the warehouse line of credit. (See "Liquidity and Capital Resources.")

The  Company  recorded  a provision for  credit  losses  of  $1.5
million  in  1997.   No  provision was recorded  in  1996.   (See
"Credit Losses.")

Selling, general and administrative expenses increased $0.4 million, or 21.5%, to $2.1 million in 1997 from $1.7 million in 1996. Employee compensation and related costs, including commissions, accounted for 68.7% and 61.7% of total selling, general and administrative expenses in 1997 and 1996, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

In 1997, earnings available for common shareholders was reduced by $56,000 for dividends payable to the holder of preferred stock. There were no preferred dividends payable for 1996. (See
"Liquidity and Capital Resources.")

Credit Losses
Prime Capital has identified four customers who have experienced significant deterioration in their financial condition, which has adversely impacted their ability to repay the financial obligations to the Company. In the case of three customers, the Company has alleged fraud and material misrepresentation of the customer's financial condition or the contract's underlying collateral.

In each case the Company has and will continue to aggressively pursue various loss mitigation strategies; including repossession and sale of collateral, litigation, and other actions against the lessee-obligors, guarantors of the financial contracts, or other individuals whose actions may have been detrimental to Prime Capital.

On June 16, 1997, the Company had previously disclosed its loss exposure of $6.6 for the largest of the four customers. At June 30, 1997, Prime Capital's aggregate exposure to credit loss from these four customers totaled $10.5 million. However, the Company expects to be successful in several of its loss mitigation strategies and has established loss reserves accordingly.

During the first six months of 1997, the Company has recorded provisions for credit losses totaling $4.0 million, increasing its balance sheet loss reserves to $7.0 million at June 30, 1997. The Company has allocated $4.6 million of its loss reserves to absorb the estimated shortfall of net recovery proceeds from these four situations. The Company will continue to closely monitor each situation to ensure the adequacy of its total loss reserves.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and non-recourse financing to fund future acquisitions and originations of financial contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those financial contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. The Company intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include: (1) the continued issuance of asset backed securities, (2) portfolio sales, (3) program financings, and (4) the discounting of individual financial contracts.

The Company conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment or disburse funds until:
(1) it has received a noncancelable lease or loan from its customer, and (2) it has determined that the lease or loan (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the origination standards established for a securitized pool.

Liquidity and Capital Resources

On October 4, 1996, Prime Capital Corporation raised additional capital by completing a private sale of $5.0 million principal amount of five year, 12.5% subordinated debentures and $2.5 million of 9% preferred stock to Banc Once Capital Corporation
(BOCC), a subsidiary of Bank One Corporation, Columbus, Ohio. As part of the transaction, BOCC also received warrants to purchase 499,606 shares of Prime Capital's common stock at $1.00 per share.

Management believes that in order to meet its ongoing funding needs, the Company will require additional capital resources to supplement the expected cash flows of its operating activities and anticipated borrowings under its warehouse financing facility. The Company is expecting to complete one or more sales or securitizations of financial contracts before the end of the year. The Company is also exploring other sources of liquidity to satisfy its needs for additional capital resources.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Prime Capital's shareholders was held on July 2, 1997. The following items were voted upon and ratified:

The following members of the board of directors were elected to hold office until the next Annual Meeting: James A. Friedman, Leander W. Jennings, William D. Smithburg, Robert R. Youngquist and Mark P. Bischoff. Three million eight hundred fifty thousand thirty-one (3,850,031) shares were cast in favor of the motion, no shares were cast against the motion and six thousand three hundred (6,300) shares abstained.

The election of the accounting firm of KPMG Peat Marwick LLP as auditors of the Company for the current fiscal year was voted upon and ratified. Three million eight hundred fifty-one thousand three hundred eleven (3,851,311) shares were cast in favor of the motion, two thousand five hundred (2,500) shares were cast against the motion and two thousand five hundred twenty (2,520) shares abstained.

The approval of the Company's 1997 Stock Option Plan was voted upon and ratified. Three million two hundred two thousand three hundred thirty-six (3,202,336) shares were cast in favor of the motion, one hundred thirty-six thousand four hundred fifty (136,450) shares were cast against the motion and one thousand eight hundred twenty (1,820) shares abstained.

An Amendment to the Company's 1987 Stock Option Plan was voted upon and ratified. Three million one hundred twenty-five thousand eight hundred fifty-five (3,125,855) shares were cast in favor, one hundred six thousand four hundred fifty (136,450) shares were cast against and five thousand seven hundred one (5,701) shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibit Index

Exhibit No.    Description

11             Statement Regarding Computation of Per Share
                Earnings

27             Financial Data Schedule

b)   Reports on Form 8-K

On June 16, 1997, Prime Capital Corporation filed Form 8K disclosing the nature of a suit filed by it's subsidiary, Prime
Leasing, Inc.


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PRIME CAPITAL CORPORATION
                          (Registrant)





August 15, 1997         /s/ Vern Landeck
                         Vern Landeck, Chief Financial Officer

                            Vern Landeck is the Principal Financial
                            and Accounting Officer and has been
                            duly authorized to sign on behalf of
                            the Registrant




August 15, 1997       /s/ James A. Friedman


                       James A. Friedman, Chief Executive Officer