Form 10QSB/A
period 1997-06-30
PRIME CAPITAL CORP
filed 1997-08-27
CIK 791013

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB/A



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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (no change)

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

Fee income increased $0.6 million, or 10.4% to $6.7 million in 1997 from $6.1 million in 1996. Fee income primarily relates to gains from the sale or securitization of financial contracts. The initial value of the contracts sold or securitized was $91.9 million and $110.2 million in 1997 and 1996, respectively.

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

Results of Operations-Three Months Ended June 30, 1997

The Company activated financial contracts totaling $41.6 million in 1997, a decrease of 16.1% from the $49.6 million activated in 1996.

Fee income decreased $1.6 million, or 91.4%, to $0.1 million in 1997 from $1.7 million in 1996. Fee income includes gains from the sale or securitization of financial contracts. The initial value of the contracts sold or securitized was $1.2 million and $24.6 million in 1997 and 1996, respectively.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders (no change)

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibit Index

Exhibit No.    Description

11             Statement Regarding Computation of Per Share
                Earnings  (no change)

27             Financial Data Schedule (no change)

b)   Reports on Form 8-K (no change)

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    PRIME CAPITAL CORPORATION
                          (Registrant)





August 27, 1997         /s/ Vern Landeck
                         Vern Landeck, Chief Financial Officer

                            Vern Landeck is the Principal Financial
                            and Accounting Officer and has been
                            duly authorized to sign on behalf of
                            the Registrant




August 27, 1997       /s/ James A. Friedman


                       James A. Friedman, Chief Executive Officer