Form 10QSB
period 1997-09-30
PRIME CAPITAL CORP
filed 1997-11-14
CIK 791013

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-QSB



(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

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

As of September 30, 1997, there were 4,292,665 shares of common stock outstanding.












            PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                            INDEX

                                                           PAGE

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements
  Consolidated Statements of Operations --
   Three and Nine Months Ended
   September 30, 1997 and 1996                                3

  Consolidated Balance Sheets --
   September 30, 1997 and December 31, 1996                   4

  Consolidated Statements of Cash Flows --
   Nine Months Ended September 30, 1997 and 1996              5

  Notes to Consolidated Financial Statements                  6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations    7-11

PART II. OTHER INFORMATION                                   11

Item 6.  Exhibits and Reports on Form 8-K                    11

  Exhibit Index                                              11

  Reports on Form 8-K                                        11

SIGNATURE                                                    12





PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

             PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                Consolidated Statement of Operations
                            (Unaudited)
                       Three Months Ended     Nine Months Ended
                          September 30,         September 30,
                         1997        1996       1997      1996
                       ---------    -------  ---------  ---------
Revenues:
Fee income            $2,488,126    148,513  9,130,228  6,027,207
Direct financing
 leases                1,347,003  1,008,270  3,882,620  1,636,567
Rentals on leased
 equipment               314,766    331,930    796,059    630,927
Interest                 173,412    119,339    747,028    704,544
Other income              81,649     86,122    212,455    205,882
                       ---------  ---------  ---------  ---------
Total revenues         4,404,956  1,694,174 14,768,390  9,205,127

Expenses:
Depreciation on
 leased equipment        172,841    219,432    432,514    358,156
Interest               1,021,612    856,523  2,924,523  2,006,789
Provision for
 credit losses              -          -     4,000,000       -
Selling, general
 and administrative    2,546,793  1,602,527  6,255,224  4,436,437
                       ---------  ---------   --------  ---------
Total expenses         3,741,246  2,678,482 13,612,261  6,801,382

Income (loss)
 before income taxes
 and dividends           663,710   (984,308) 1,156,129  2,403,745
Income taxes                -          -          -          -
Preferred dividends       56,250       -       168,750       -
                      ---------   --------- ---------  ---------
Net income
 available to common
 share holders          $607,460    (984,308)  987,379  2,403,745
                       =========  ========== ========= ==========
Net income (loss)
 per common and
 common equiva-
 lent share                $0.12       (0.23)    0.20        0.54
Number of common
 and dilutive common
 equivalent shares
 outstanding           4,872,650  4,282,665  4,860,580  4,456,754
                       ========= ========== ========== ==========

See accompanying notes to consolidated financial statements


             PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                      Consolidated Balance Sheets
                                     September 30, December 31,
                                         1997          1996
                                      (Unaudited)   (Audited)
                                     ------------  -----------
                ASSETS
Cash and cash equivalents              $ 5,733,111   7,063,398
Restricted cash                          8,037,416   7,873,004
Receivables:
  Rentals on leased equipment              119,776     172,758
  Due from equipment trusts                   -         46,948
  Securitization receivables, net
    of loss reserves                     2,496,361   3,181,112
  Other                                  5,102,079   4,039,720
Net investment in direct financing
  leases and loans                       9,677,157  56,004,417
Leased equipment, net of accumulated
  Depreciation of $14,365 and
  $78,885 at September 30, 1997 and
  December 31, 1996                        897,121   1,370,289
Deposits on equipment                      680,192     134,487
Property and equipment, net of accumu-
  lated depreciation of $1,723,310 and
  $1,156,512 at September 30, 1997 and
  December 31, 1996                        628,786     364,499
Other assets                             1,023,517     761,317
                                     ------------  -----------
  Total assets                         $34,395,516  81,011,949
                                     ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                        $  5,382,687   46,418,920
Accounts payable for equipment          3,092,540    7,780,691
Accrued expenses and other
  Liabilities                           8,030,860    8,162,837
Deposits and advances                   2,846,701    4,592,210
Subordinated debt                       5,000,000    5,000,000
                                     ------------  -----------
  Total liabilities                    24,352,788   71,954,658

Stockholders' equity
Preferred stock, $100 par value:
  authorized 250,000 shares,
  issued 25,000 shares                  2,500,000    2,500,000
Common stock, $0.05 par value:
  authorized 10,000,000 shares;
  issued 4,386,865 and 4,384,365
  shares at September 30, 1997
  and December 31, 1996                   219,343      219,218
Additional paid-in capital              9,481,109    9,480,675
Accumulated deficit                    (1,857,924)  (2,842,802)
Treasury stock, at cost; 94,200
  shares at September 30, 1997
  and December 31, 1996                  (299,800)    (299,800)
                                     ------------  -----------
  Total stockholders' equity           10,042,728    9,057,291
Total liabilities and
    stockholders' equity              $34,395,516   81,011,949
                                     ============  ===========

See accompanying notes to consolidated financial statements


            PRIME CAPITAL CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows
                           (Unaudited)
                                           Nine Months Ended
                                             September 30,
                                            1997        1996
                                        -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income before dividends           $  1,156,129   2,403,745
Adjustments to reconcile net income
 to net cash used in operating
 activities:
 Depreciation and other amortization       599,791     482,571
 Amortization of debt financing fees        91,172        -
 Non-cash gain on securitization        (1,372,348) (2,244,719)
 Provision for credit losses             4,000,000        -
 Capitalized initial direct costs         (383,622)   (251,715)
Changes in assets and liabilities:
 Rentals on leased equipment and
  other receivables                      1,139,489     289,448
 Other assets                            1,069,471  (1,014,850)
 Accrued expenses and other
  liabilities                           (4,129,542)   (116,746)
 Due from equipment trusts                  46,948      (3,930)
                                        -----------   ----------
Net cash provided by (used in)
 operating activities                    2,217,488    (456,196)

CASH FLOWS FROM INVESTING ACTIVITIES
Cost of equipment acquired for
 lease and principal amounts
 disbursed for loans                  (111,457,907)(87,189,433)
Customer deposits and principal
 payments on direct finance leases
 and loans                               7,058,977   5,806,358
Purchase of fixed assets                  (381,086)   (145,937)
                                        -----------   ---------
Net cash used in investing activities (104,780,016)(81,529,012)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable, net
 of borrowing                          (41,036,234) (4,439,044)
Proceeds from securitization reducing
 book value of leases and loans        108,795,723  58,923,020
Discounted lease rentals reducing
 investment in direct finance
 leases and loans                       33,643,439  27,529,845
Preferred stock dividends                 (171,250)       -
Other                                          563         625
                                        -----------   ---------
Net cash provided by financing
 activities                            101,232,241  82,014,446

Increase (decrease) in cash and
  cash equivalents                     (1,330,287)      29,238
Cash and cash equivalents:
 Beginning of period                    7,063,398    2,001,949
                                        -----------   ---------
 End of period                        $ 5,733,111    2,031,187
                                        ===========   =========

Interest paid during the period       $ 3,144,198    1,674,177
                                        ===========   =========

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

Certain reclassifications have been made to the 1996 financial statements to conform to the classifications used in the September 30, 1997 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.




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

SECURITIZATIONS AND WHOLE LOAN SALE COMPLETED DURING THE NINE-
MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

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

On March 20, 1997, the Company issued and sold equipment lease backed pay-through notes with an initial aggregate contract value of $77.5 million. Through this issuance, the Company permanently financed certain assets and liabilities carried on the Company's balance sheet as of December 31, 1996. These assets and liabilities were removed from the balance sheet and the resulting gain of $6.6 million was recognized on the Company's statement of operations in the first quarter of 1997.

On September 30, 1997, the Company completed a whole loan sale of financial contracts with an initial contract value of $44.0 million. A gain of $1.3 million was recognized on the Company's statement of operations in the third quarter of 1997.


RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1997 AND 1996

The Company activated financial contracts totaling $117.7 million in 1997, an increase of 7.3% from the $109.7 million activated in 1996.

Fee income increased $3.1 million, or 51.5% to $9.1 million in 1997 from $6.0 million in 1996. Fee income primarily relates to gains from the sale or securitization of financial contracts.
The initial value of the contracts sold or securitized was $164.1 million and $112.8 million in 1997 and 1996, respectively.

Direct financing lease income increased $2.3 million to $3.9 million in 1997 from $1.6 million in 1996. The longer holding period of financial contracts and higher average contract balances held in the warehouse accounted for this increase.

Rentals on leased equipment increased $165,000, or 26.2%, to $796,000 in 1997 from $631,000 in 1996 due to the longer holding period of financial contracts and higher average contract balances held in the warehouse. There was a corresponding increase in depreciation of leased equipment of $75,000, or 20.8%, to $433,000 in 1997 from $358,000 in 1996.

Interest income increased $42,000, or 6.0%, to $747,000 in 1997 from $705,000 in 1996.

Other income increased $6,000, or 3.2%, to $212,000 in 1997 from $206,000 in 1996.

Interest expense increased $0.9 million, or 45.7%, to $2.9 million in 1997 from $2.0 million in 1996. Interest related to subordinated debt totaled $474,000 in 1997. Also contributing to increased interest expense was the amortization of debt issuance costs and the longer holding period as well has higher average balances of financial contracts funded on the warehouse line of credit. (See "Liquidity and Capital Resources.")

The Company recorded a provision for credit losses of $4.0 million in 1997. No provision was recorded in 1996. (See
"Credit Losses.")

Selling, general and administrative expenses increased $1.9 million, or 41.0%, to $6.3 million in 1997 from $4.4 million in 1996. Employee compensation and related costs, including commissions, accounted for 64.8% and 68.7% of total selling, general and administrative expenses in 1997 and 1996, respectively. The Company had 68 and 51 employees at September 30, 1997 and 1996, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

In 1997, earnings available for common shareholders was reduced by $169,000 for dividends payable to holder of preferred stock.
There were no preferred stock dividends payable for 1996.  (See
"Liquidity and Capital Resources.")

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED
SEPTEMBER 30, 1997 AND 1996

The Company activated financial contracts totaling $42.6 million in 1997, an increase of 34.3% from the $31.7 million activated in 1996.

Fee income increased $2.4 million to $2.5 million in 1997 from $0.1 million in 1996. Fee income includes gains from the sale of financial contracts. The initial value of the contracts sold was $70.7 million and $2.6 million in 1997 and 1996, respectively.

Direct financing lease income increased $0.3 million, or 33.6%, to $1.3 million in 1997 from $1.0 million in 1996. The longer holding period of financial contracts and higher average contract balances held in the warehouse accounted for this increase.

Rentals on leased equipment decreased $17,000, or 5.2%, to $315,000 in 1997 from $332,000 in 1996. There was a corresponding decrease in depreciation of leased equipment of $46,000, or 21.2%, to $173,000 in 1997 from $219,000 in 1996.

Interest expense increased $0.1 million, or 19.3%, to $1.0 million in 1997 from $0.9 million in 1996. Interest related to subordinated debt totaled $161,000 in 1997, which accounted for the increase in interest expense. (See "Liquidity and Capital Resources.")

Selling, general and administrative expenses increased $0.9 million, or 58.9%, to $2.5 million in 1997 from $1.6 million in 1996. Employee compensation and related costs, including commissions, accounted for 64.6% and 60.7% of total selling, general and administrative expenses in 1997 and 1996, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

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

Prime Capital's aggregate exposure to credit loss from these four customers totaled $10.5 million. However, the Company expects to be successful in several of its loss mitigation strategies and has established loss reserves accordingly. Through June 30, 1997, Prime had expected to incur credit losses of approximately $4.6 million, net of estimated recoveries, for these four customers. For the nine months ended September 30, 1997, Prime has recorded additional charge-offs, net of estimated recoveries, totaling $354,000 for other accounts in its portfolio of financial contracts. At September 30, 1997, the Company's balance sheet loss reserves totaled $2.6 million after giving effect to the aforementioned $5.0 million of charge-offs.


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

The Company conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment or disburse funds until:
(1) it has received a noncancelable lease or loan agreement from its customer, and (2) it has determined that the lease or loan agreement (a) can be discounted with a bank or financial institution on a non recourse basis, or (b) meets the origination standards established for a securitized pool.

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

Management believes that in order to meet its ongoing funding needs, the Company will require additional capital resources to supplement the expected cash flows of its operating activities and anticipated borrowings under its warehouse financing facility. The Company is expecting to complete one or more sales of financial contracts before the end of the year. The Company is also exploring other sources of liquidity to satisfy its ongoing needs for additional capital resources.


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibit Index

Exhibit No. Description

11.         Statement Regarding Computation of Per Share
            Earnings
27          Financial Data Schedule

b)Reports on Form 8-K

None.







                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PRIME CAPITAL CORPORATION
                                           (Registrant)





November 14, 1997       /s/ Vern Landeck
                        ----------------------------------------
                        Vern Landeck, Chief Financial Officer

                        Vern Landeck is the Principal Financial
                        and Accounting Officer and has been duly authorized to sign on behalf of the Registrant




November 14, 1997       /s/ James A. Friedman
                        ----------------------------------------

                        James A. Friedman, Chief Executive
                        Officer