Form 10KSB
period 1997-12-31
PRIME CAPITAL CORP
filed 1998-03-31
CIK 791013

8

                               FORM 10-KSB
     U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.  20549

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for year ended December 31, 1997 were $17,086,470.

The approximate market value of stock held by non-affiliates was $11,124,000 based upon 2,069,590 shares held by such persons and a closing price of the Common Stock on March 27, 1998 of $5.375. The number of shares outstanding of the Registrant's $0.05 par value common stock at December 31, 1997 was 4,302,065.

Exhibit Index is located on page 37.  The total number of pages is 41.
                    PRIME CAPITAL CORPORATION
                           FORM 10-KSB
                  YEAR ENDED DECEMBER 31, 1997
                              INDEX


Item
Number                                                       Page

                             PART I

1.     BUSINESS                                                 2
2.     PROPERTIES                                               7
3.     LEGAL PROCEEDINGS                                        7
4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      7

                             PART II

5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                    8
6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                    8
7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             13
8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES                  13

                            PART III

9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     14
10.    EXECUTIVE COMPENSATION AND OTHER INFORMATION           15
11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                       15
12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         15
13.    EXHIBITS AND REPORTS ON FORM 8-K                       16

                        OTHER INFORMATION

       INDEPENDENT AUDITORS' REPORT                           24
       CONSOLIDATED BALANCE SHEETS                            25
       CONSOLIDATED STATEMENTS OF OPERATIONS                  26
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        27
       CONSOLIDATED STATEMENTS OF CASH FLOWS                  28
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             29
       EXHIBIT INDEX                                          37
       SIGNATURES FOR ELECTRONIC SUBMISSION                   38
          EXHIBIT 21:  SUBSIDIARIES OF THE REGISTRANT
   39
       EXHIBIT 23:  CONSENT OF KPMG PEAT MARWICK LLP          40
       SIGNATURES                                             41

PART I

Item 1.   BUSINESS

General

Prime Capital Corporation is a diversified specialty finance company that originates, aggregates and services loans, installment purchase agreements and leases primarily in the medical, communications, specialty vehicle, hospitality/gaming and software industries. Prime develops new business directly with end users and through private label vendor finance programs with equipment manufacturers, dealers and distributors. Prime seeks to become an effective business partner with its clients by creating comprehensive programs and structures to develop, promote and administer customer financing programs. Prime funds its loan and lease receivables primarily by issuing asset-backed securities to institutional investors.

Prime's target markets are those which are underserved and underdeveloped, with the objective of developing niche markets that combine high growth potential with credit and collateral characteristics consistent with Prime's underwriting standards. Prime utilizes its proven financial engineering capabilities to structure transactions which mitigate risk while achieving attractive spreads. Prime employs a disciplined approach that allows growth with reasonably protected margins designed to avoid the necessity of having to compete as either a risk absorber or pure low cost producer.


The ability of the Company to generate net income is dependent on a number of factors, including the following; (a) the volume of originations of Financial Contracts ("Financial Contract Volume"), (b) on a short-term basis, the net interest spread between the cost of the warehouse facilities available to the
Company and the all-inclusive interest rate on the Financial Contracts (the "Short-Term Interest Spread"); and on a long-term basis, the difference between the implied rate or yield (after factoring in various components such as expenses, required reserves, subordination levels and the like) on the securitizations sponsored by the Company and the weighted average interest rate on the Financial Contracts sold into such securitizations (the "Securitization Profit"), (c) the amount of credit losses arising from delinquencies and defaults on the Financial Contracts originated or purchased by the Company, and
(d) the expenses incurred by the Company in the operation of its business, including salaries, commissions and other selling, general and administrative expenses (collectively, "SG&A Expenses").

The ability of the Company to generate an acceptable Financial Contract Volume is, itself, dependent upon a number of factors, including (i) the size, experience and expertise of its sales staff, (ii) the availability of sufficient drawable amounts under the Company's warehouse credit facilities to finance such Financial Contract volume, (iii) the reluctance of the Company to accept unattractive credit risk in respect of a particular borrower or borrowers, (iv) the necessity of such Financial Contracts to meet the requirements and criteria of a securitization or other funding source and (v) the competition in the financial market-place to provide financing to customers (including competition from commercial banks, finance companies and other suppliers of capital).

The ability of the Company to maintain an acceptable level of Short-Term Interest Spread and to generate an acceptable level of Securitization Profit is, itself, dependent upon a variety of factors and considerations, including (i) competition in the financial market-place, (ii) the borrowing cost to the Company under its warehouse credit facilities, and (iii) the all-in cost associated with the securitization of the Financial Contracts originated and sold into such securitization.

The ability of the Company to decrease or eliminate credit risk (and, thus, write-offs and write-downs of the assets) is highly dependent on an effective system (and the employment and retention of adequate personnel to implement and monitor such system) to review, analyze and assess both the credit quality of the borrowers and the continuing residual value of the equipment or other items which form the security for the Financial
Contract. Securitization of a particular portfolio of Financial Contracts significantly reduces the Company's exposure to credit risk by transferring a substantial portion of such risk to the purchasers of the securities. Additionally, any substantial decrease in the credit quality of a previously-securitized portfolio will impact the ability of the Company to realize reserve fund amounts and would likely impact the ability of the Company to sell all of the securities in future securitizations.

The ability of the Company to manage its expenses, including its SG&A expenses, is a major factor in determining profitability. Any decrease in such expenses must be balanced against the risk associated with possible defections of key personnel and inadequate staffing levels, particularly with respect to the sales personnel. The Company believes that some portion of its SG&A expenses is attributable to (i) the re-focusing of its products lines, and (ii) the functional equivalent of research-and-development with respect to new products and services offered by the Company.

Marketing and Sales Activities

Prime's marketing group is organized into two primary business units: Vendor Services Group ("VSG") and Structured Finance Group
("SFG").

      1) Vendor Services Group builds and maintains formal alliances for funding private label programs with manufacturers or distributors each of whom directly or indirectly control the distribution of the equipment. This allows Prime to capture the financing opportunity at the point of sale.

      2) Structured Finance Group works with other equipment leasing companies, banks and captive finance companies to provide project financings which are typically more complex than the standard equipment lease-backed transaction. These transactions are generally mid-ticket and larger.

Prime  has  developed  considerable expertise  in  servicing  the financing needs of its core customers as well as the corresponding need for equipment manufacturers to arrange financing for their customers. Prime has established a niche in markets underserved by the traditional capital providers and has achieved beneficial synergies with vendors and providers of capital. Accordingly, Prime has become well established in the vendor financing, conduit financing, project financing, and asset portfolio acquisition markets. This provides Prime with a broad earnings base from complementary businesses, diversifies
portfolio   risk   and   significantly  enhances   revenues   and
profitability.

Credit Underwriting

Prime performs a credit review of prospective customers through an examination of their financial statements and credit history, and requests audited financials annually in order to keep current on each customer's financial status. Since its inception, Prime has originated or purchased financing contracts with approximately 2,700 lessees/borrowers.

Prime's credit underwriting and risk management strategies have historically proven to be extremely effective. The management of Prime has a substantial and proven history of evaluating portfolio and vendor risk and in structuring purchases or programs in a manner that mitigates such risk. Prime's charge-off history is indicative of its conservative credit philosophy. Prior to 1997, Prime's credit losses had consistently been nominal, totaling approximately 0.05% of the portfolio's average outstanding contract balance.

In its second quarter report Form 10QSB, Prime disclosed that it had identified customers who had experienced significant deterioration in their financial condition thereby adversely impacting their ability to repay financial obligations to Prime. As a result, Prime initiated a special review of its underwriting process. As part of this special review all troubled transactions were re-underwritten, certain underwriting criteria were adjusted and applied to new business, and the size of the collection staff was increased. See Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Losses.

Corporate Operations and Portfolio Servicing

Services provided by the common back-room include documentation, underwriting, credit review, portfolio administration/servicing and capital funding of transactions. Prime has lowered its transactional costs of doing business through centralizing those functions that can benefit from economies of scale and specialization of functions, but do not hinder the individual group's marketing activities.

Lease Terms and Conditions

Substantially all leases and loans written by Prime are non-cancelable, triple-net, full payout leases or loans under which the aggregate rental due during the initial lease term exceeds the acquisition cost of the related equipment. During 1997, initial contract terms ranged from 12 to 84 months, with approximately 31.6% of the Contracts, measured by Statistical Calculation Date Aggregate Contract Value, having an average initial term of 43 months.

Prime uses a master lease or loan agreement, the terms and conditions of which are sometimes modified to accommodate a particular lease or loan transaction. In substantially all cases, the leases or loans are "triple net" leases or loans under which the lessees or borrowers are obligated to: (i) remit all rents due regardless of the performance of the equipment; (ii) operate the equipment in compliance with the manufacturer's instruction manuals and governmental rules and regulation; (iii) maintain and service the equipment; (iv) insure the equipment against casualty loss and provide public liability coverage for bodily injury and property damage; and (v) pay directly or reimburse the lessor for any property, use or similar taxes associated with the equipment.

Under each master lease or loan agreement, in the event of a default by a lessee or borrower, Prime may declare the lease or loan in default and pursue its contractual remedies, including repossession of the equipment.

The master lease or loan agreement gives the lessee or borrower the right to enforce the warranties made by equipment vendors and manufacturers. Prime makes no representations or warranties to the lessee or borrower regarding marketability, fitness for any purpose, condition, quality, delivery or installation of the equipment. The equipment is delivered from the supplier directly to the lessee or borrower and, following the lessee's or borrower's acceptance of the equipment, Prime pays the purchase price to the supplier. In the case of leases, Prime maintains title to the equipment throughout the lease term, while in the case of loans, Prime maintains a lien and perfected security interest in the equipment throughout the term of the loan. A lease may also provide for the renewal of the lease and/or the purchase of the equipment at the end of the initial lease term.

Residual Terms

Prime has standardized its lease contracts in the following four categories:

Balloon Payment: Under this provision the lessee is obligated to purchase the leased equipment at the end of the lease term for a predetermined price which is greater than the monthly rental payment paid by the lessee during the term of the lease. The amount of the final balloon payment is an unconditional promise of the lessee.

Bargain Purchase Option: This option gives the lessee the right, but not the obligation, to purchase the equipment at lease maturity for a price below the expected fair market value. This provision, the most common provision in a finance lease, is often referred to as a dollar buyout lease, for it commonly allows the lessee to purchase the equipment for a nominal amount. The lease payments are structured to fully amortize the equipment cost over the term of the lease. The lessee pays a greater amount for use of the equipment, but effectively obtains the ownership of the equipment at lease maturity.

Fixed Price Purchase Option: This provision gives the lessee the right, but not the obligation, to purchase the equipment at the end of the lease term for a predetermined price. This provision may characterize either a finance or an operating lease.

Fair  Market  Value  Purchase Option:  This provision  gives  the lessee the right, but not the obligation, to purchase the equipment at the end of the lease term at its then fair market value. This is the most common termination provision in an operating lease. This provision allows Prime to retain the upside potential of the equipment value.

Prime also structures certain financing transactions as loans with a note and security agreement as the underlying documentation. Loan agreements require the full amortization of the equipment cost (generally the loan principal balance) during the term of the agreement. Title to the equipment is held by the borrower, with the lender having a perfected security interest in and lien upon the equipment. Upon maturity, the security interest is released and the equipment is owned by the borrower.

Types of Equipment Leased

The Company typically originates Financial Contracts that have an original contract balance ranging from approximately $50,000 to $5,000,000 or greater.

The assets that Prime finances for its clients varies within the medical, communications, specialty vehicle, hospitality/gaming and software industries. Prime's Structured Finance Group finances medical devices used in the treatment of patients and computer systems for the general operation of hospitals. The Structured Finance Group also provides financing for casino and route operators in the gaming industry as well as heating and cooling equipment for energy management applications. Slot machines and other furniture & fixtures are the most common assets included in the gaming contracts. The heating and cooling equipment is composed of boilers, chillers and the specialized computers needed for climate control and monitoring. Prime's Vendor Services Group finances the assets manufactured or distributed by its clients, including, without limitation, software for corporate applications, furniture and fixtures for hospitality, voice mail systems, telephone systems and telephone switches. The table below shows the distribution of equipment type stated as a percentage of the initial contract value for the securitization (March 1997) and whole-loan sale (September 1997) transactions completed during the year ended December 31, 1997.


           Equipment Type              March      September
                                       1997          1997
           ------------------------    ------      ---------
           Medical                        34%         13%
           Computer                         9          19
           Gaming                          15          11
           Energy Management                3           6
           Software                         4          12
           Furniture, Fixtures &
           Physician Practices              20          6
           Telecommunications              11          25
           Other                            4           8



Customers

Since its inception, the Company has entered into financing transactions with over 2,700 customers.

Employees

As of December 31, 1997, the Company had 62 employees, none of whom were represented by a labor union.

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

Item 2.     PROPERTIES

The Company's leased corporate headquarters occupied approximately 14,500 square feet of space in an office building located in Rosemont, Illinois (a suburb of Chicago) near O'Hare International Airport. The lease, which expired on December 31, 1996, has been extended pursuant to a seven-year renewal. In 1997, the Company exercised its option to lease 4,900 square feet of additional space contiguous with the existing space. The Company also leases sales offices in Duluth, Georgia and Albany, New York.

Item 3.     LEGAL PROCEEDINGS


While the Company is subject, from time to time in the ordinary course of its business, to legal actions and claims, it is not now a party to any legal proceeding that could have material adverse effect on the Company's financial position or results of operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5 MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

(a)  Market Information

The Common Stock was traded on the NASDAQ National Market System until July 23, 1992 at which time the Common Stock was removed from the National Market System and began being traded in the over-the-counter market primarily because it did not meet the minimum bid price requirement of one dollar to continue to be traded on the NASDAQ Bulletin Board. On June 5, 1996, the Common Stock once again began trading on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol: PMCP. The following table summarizes the quarterly price range of the Common Stock for 1997 and 1996.

                           1997                   1996
                    ------------------      ------------------
         Quarter     High         Low         High        Low
         -------    -------     -------     -------     -------
         First      $6 1/8      $4          $4          $1 5/8

         Second      7 1/2       4 3/4       6           3 1/2

         Third       6 1/4       4 7/8       6           4 3/4

         Fourth      6 5/8       5           6 1/4       4 3/4


(b)  Holders

As of December 31, 1997, there were approximately 400 holders of record of common stock.

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

Sales and Securitizations of Financial Contracts Completed During the Years Ended December 31, 1997, 1996, And 1995

The following table summarizes the sale and securitization of Financial Contracts completed during the years ended December 31, 1997, 1996, and 1995.

                                        Years Ended December 31,
                                         (Amounts in thousands)
Description                  Date         1997     1996    1995
---------------------   --------------- --------- ------- ------
Prime Finance
  Corporation 1995-1    March, 1995     $       0       0 56,726
Prime Finance
  Corporation 1995-A    January, 1996           0  85,273      0
Prime Finance
  Corporation 1996-A    December, 1996          0  66,322      0
Prime Finance
  Corporation 1997-A    March, 1997        77,476       0      0
Private whole-loan
  sale                  September, 1997    44,017       0      0
True sale facility      December, 1997     12,091       0      0
                                        --------- ------- ------
   Subtotal                               133,584 151,595 56,726

Other sale transactions Various            44,046  36,382 36,791
                                        --------- ------- ------
   Total                                $ 177,630 187,977 93,517
                                        ========= ======= ======




Year  Ended  December 31, 1997 Compared With Year Ended  December
31,1996

The Company activated Financial Contracts totaling $144.1 million in 1997, a decrease of 20.7% from the $181.8 million activated in 1996.

Fee income increased $0.2 million, or 2.1% to $10.3 million in 1997 from $10.1 million in 1996. Fee income primarily relates to gains from the sale or securitization of Financial Contracts. The initial value of the contracts sold or securitized was $177.6 million and $188.0 million in 1997 and 1996, respectively.

Direct financing lease income increased $1.0 million, or 29.0%, to $4.5 million in 1997 from $3.5 million in 1996. The longer holding period of Financial Contracts and higher average contract balances held in the warehouse accounted for this increase.

Rentals on leased equipment decreased $0.2 million, or 14.8%, to $1.0 million in 1997 from $1.2 million in 1996. There was a corresponding decrease in depreciation of leased equipment of $95,000, or 15.6%, to $513,000 in 1997 from $608,000 in 1996.

Interest income decreased $0.1 million, or 8.6%, to $1.0 million in 1997 from $1.1 million in 1996.

Other  income decreased $153,000, or 33.8%, to $301,000  in  1997 from $454,000 in 1996.

Interest expense decreased $0.1 million, or 3.6%, to $3.5 million
in   1997  from  $3.7  million  in  1996.  Interest  related   to
subordinated debt totaled $633,681 in 1997. (See "Liquidity and Capital Resources.")

The  Company  recorded  a provision for  credit  losses  of  $7.0 million in 1997, compared with a $0.3 million provision recorded in 1996. (See "Credit Losses.")

Selling, general and administrative expenses increased $1.0 million, or 13.0%, to $8.6 million in 1997 from $7.6 million in 1996. Employee compensation and related costs, including commissions, accounted for 63.4% and 63.1% of total selling, general and administrative expenses in 1997 and 1996, respectively. The Company had 62 and 52 employees at December 31, 1997 and 1996, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced Financial Contract portfolio.

In  1997, earnings available for common shareholders was  reduced by $229,000 for dividends declared payable to holder of preferred stock.  Preferred stock dividends declared payable  were  $56,000 for 1996.  (See "Liquidity and Capital Resources.")

Year  Ended  December 31, 1996 Compared With Year Ended  December
31,1995

The Company activated Financial Contracts totaling $181.8 million in 1996, an increase of 21.1% from the $150.1 million activated in 1995.

Fee income increased $6.9 million to $10.1 million in 1996 from $3.2 million in 1995. Fee income includes gains from the sale of Financial Contracts. The initial value of the contracts sold was $188.0 million and $93.5 million in 1996 and 1995, respectively.

Direct financing lease income increased $2.1 million, or 146.2%, to $3.5 million in 1996 from $1.4 million in 1995. The longer holding period of Financial Contracts and higher average contract balances held in the warehouse accounted for this increase.

Rentals on leased equipment increased $0.5 million, or 60.2%, to $1.2 million in 1996 from $0.7 million in 1995. There was a corresponding increase in depreciation of leased equipment of $291,000, or 91.6%, to $608,000 in 1996 from $317,000 in 1995.

Interest expense increased $2.5 million to $3.7 million  in  1996 from  $1.2 million in 1995. Interest related to subordinated debt
totaled  $156,250  and $0 in 1996 and 1995,  respectively.   (See
"Liquidity and Capital Resources.")

Selling, general and administrative expenses increased $0.8 million, or 13.1%, to $7.6 million in 1996 from $6.8 million in 1995. Employee compensation and related costs, including commissions, accounted for 63.1% and 56.6% of total selling, general and administrative expenses in 1996 and 1995, respectively. The Company had 52 and 44 employees at December 31, 1996 and 1995, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced Financial Contract portfolio.

In 1996, earnings available for common shareholders was reduced by $56,000 for dividends declared payable to the holder of preferred stock. There were no preferred dividends declared payable for 1995. (See "Liquidity and Capital Resources.")

Credit Losses

An allowance for credit losses is initially established when Financial Contracts are sold or securitized in transactions where the Company retains recourse for losses, partial or otherwise. This initial estimate of future losses reduces the gain recorded at the time sale. If necessary, a provision for credit losses is charged against earnings to maintain the allowance for credit losses at an amount management believes necessary to absorb potential losses in the finance contract portfolio.

Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience, delinquencies, the value of the underlying collateral, including third party guarantees or insurance recoveries, the level of finance contract portfolio, as well as, general economic conditions.

During 1997, Prime identified certain customers who had experienced significant deterioration in their financial condition, which has adversely impacted their ability to repay the financial obligations to the Company. The estimated losses from these situations exceeded the balance of the allowance for credit losses. Consequently, the Company recorded an additional $7.0 million provision for credit losses during the year ended December 31, 1997.

For three of the more significant customers, the Company has alleged fraud and material misrepresentation of the customer's financial condition or the contract's underlying collateral. In each case the Company has and will continue to aggressively pursue various loss mitigation strategies; including repossession and sale of collateral, litigation, and other actions against the lessee-obligors, guarantors of the Financial Contracts, or other individuals whose actions may have been detrimental to Prime.

Financial Condition

The Company's financial condition will continue to be dependent upon certain critical elements. First, the Company must be able to obtain recourse and non-recourse financing to fund future acquisitions and originations of Financial Contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those Financial Contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. Prime intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include (1) the continued issuance of asset-backed securities, (2) portfolio sales, (3) program financings, and (4) the discounting of individual Financial Contracts.

Prime conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment or disburse funds until: (1) it has received a noncancelable lease or loan agreement from its customer, and (2) it has determined that the lease or loan agreement (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the origination standards established for a securitized pool.

Liquidity and Capital Resources

In October, 1996, Prime raised additional capital by completing a private sale of $5.0 million principal amount of five year, 12.5% subordinated debentures and $2.5 million of 9% preferred stock to Banc One Capital Corporation (BOCC), a subsidiary of Bank One Corporation, Columbus, Ohio. As part of the transaction, BOCC also received warrants to purchase 499,606 shares of Prime Capital's common stock at $1.00 per share.

In November 1997, the Company entered into a $75.0 million credit facility. The facility allows the Company, on an ongoing basis, to transfer and sell finance lease receivables to a wholly-owned, bankruptcy remote, special purpose entity, Prime Receivables Finance Corporation I, which will sell such receivables to one or more trusts. Each trust will issue two classes of certificates of beneficial ownership, a senior certificate and a residual interest that will be owned by the Company. Transfers and sales of finance lease receivables pursuant to the facility are accounted for as sales under generally accepted accounting principles and the related gains on the sale are recognized on the date of such transfers.

In January 1998 and February 1998, the Company entered into two new warehouse credit facilities totaling $80.0 million. Both credit facilities will be used to fund Financial Contracts that arise during the normal course of business. These agreements replaced and supplemented a $65.0 million credit facility that matured on December 31, 1997. After completing these two agreements the Company had a total of $158.0 million of available credit under four separate agreements.

Management believes that in order to meet its ongoing funding needs, the Company will require additional capital resources to supplement the expected cash flows of its operating activities and anticipated borrowings under its warehouse credit facilities. Prime expects to continue using securitization as a means of permanently funding a significant portion of its Financial
Contracts. The Company is also exploring other sources of liquidity to satisfy its ongoing need for additional capital resources.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the registrant and the report thereon of KPMG Peat Marwick LLP are filed as part of this annual report on Form 10-KSB:

Consolidated Balance Sheets - December 31, 1997 and 1996

Consolidated Statements of Operations - Years ended December  31,
1997, 1996 and 1995

Consolidated  Statements of Stockholders' Equity  -  Years  ended
December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December  31,
1997, 1996 and 1995

Notes to Consolidated Financial Statements

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                   Directors of the Registrant

                      Principal Occupation During Past          Director
Name                  Five Years and Other Information    Age    since

James A. Friedman     President and Chief Executive        52     1978
                      Officer of the Company or its
                      predecessor since November 1978.

William D. Smithburg  Former Chairman and CEO of The       59     1986
                      Quaker Oats Company from 1983 to
                      1997 and Chief Executive Officer
                      thereof from 1981 to 1997; Director
                      of Abbott Laboratories, The
                      Northern Trust Corporation and
                      Corning Incorporated.

Robert R. Youngquist  Practicing Orthodontist and owner    49     1978
D.D.S.                of Robert R. Youngquist D.D.S.,
                      Ltd. during the past six years.

Mark P. Bischoff      Senior Managing Partner of           51     1996
                      Bischoff, Maurides & Swabowski,
                      Ltd. since 1988; Secretary of the
                      Board of Directors and General
                      Counsel of the Company since 1986.

Leander W. Jennings was a member of the Board of Directors from 1986 until his death in December 1997.


                      Executive Officers of the Registrant

                      Principal Occupation During Past Five
Name of Officer            Years and Other Information            Age

James A. Friedman   President and Chief Executive Officer of      52
                    the Company or its predecessor since
                    November 1978.

John W. Altergott   Senior Vice President of the Company          38
                    since January 1996.  Vice President of
                    the Healthcare Finance Group of Prime
                    Capital Corporation since March 1988.

Vern E. Landeck     Vice President and Chief Financial            39
                    Officer of the Company since July 1997.
                    Vice President - Treasurer of the Company from June 1996 through June 1997.
                    President of  Atlantic Capital Exchange,
                    Inc. 1988 to 1996.

Philip M. Dinielli  Vice President of Operations of the           39
                    Company since December 1997.  Began
                    employment with Prime Capital in 1988,
                    serving in various management capacities, most recently as Vice President of Credit and Underwriting Operations.

Thomas R. Ehmann    Vice President - Finance of the Company       45
                    since June of 1997.  Vice President and
                    Chief Financial Officer of First
                    Merchants Acceptance Corp. from 1992 to
                    1997.

Item 10  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Information regarding executive compensation is incorporated herein by reference to the descriptions set forth under the caption "Executive Compensation" in the 1998 Proxy Statement.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


Information regarding security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information   regarding   certain   relationships   and   related
transactions with the Company is incorporated herein by reference
to   the   information  set  forth  under  the  caption  "Certain
Transactions" in the 1998 Proxy Statement.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.     Financial Statements

The following financial statements of Prime Capital Corporation and subsidiaries are filed as part of this annual report on Form
10-KSB:

Sequential
                                                      Page No.
                                                     ----------
     a)  Independent Auditors' Report                      24

     b)  Consolidated Balance Sheets as of
                    December 31, 1997 and 1996
           25

     c)  Consolidated Statements of Operations
           for the years ended December 31, 1997,
           1996 and 1995                                   26

     d)  Consolidated Statements of Stockholders'
           Equity for the years ended
           December 31, 1997, 1996 and 1995                27

     e)  Consolidated Statements of Cash Flows
           for the years ended December 31, 1997,
           1996 and 1995                                   28

     f)  Notes to Consolidated Financial Statements        29

2.        Exhibits

     The exhibits filed in response to Item 601 of Regulation S-B as part of this Annual Report on Form 10-KSB are listed in the
Exhibit Index on pages 39 through 40.

3.        Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended
December 31, 1997



INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Prime Capital Corporation:


We have audited the accompanying consolidated balance sheets of Prime Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Capital Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP


Chicago, Illinois

March 27, 1998



           PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                   Consolidated Balance Sheets
                                                December 31,
                                       --------------------------
ASSETS                                      1997         1996
                                       ------------- ------------
Cash and cash equivalents              $  3,572,553    7,063,398
Receivables:
  Operating lease rentals                   115,930      172,758
  Other                                   8,049,271    4,428,668
Net investment in direct financing
  leases and loans                       17,881,502   56,004,417
Investment in securitized receivables,
  including restricted cash               7,799,195   10,712,116
Leased equipment, net of accumulated
  depreciation                            4,188,097    1,370,289
Deposits on equipment                     1,370,326      134,487
Equipment and furniture, net of
  accumulated depreciation                  720,725      364,499
Other assets                              2,133,957      761,317
                                       ------------- ------------
   Total assets                        $ 45,831,556   81,011,949
                                       ============= ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                            16,357,347   46,418,920
Accounts payable for equipment            6,565,270    7,780,691
Accrued expenses and other liabilities    8,244,271    8,162,837
Deposits and advances                     2,415,476    4,592,210
                                       ------------- ------------
                                         33,582,364   66,954,658
Subordinated debt                         5,000,000    5,000,000
                                       ------------- ------------
   Total liabilities                     38,582,364   71,954,658
                                       ------------- ------------
Stockholders' equity
Preferred stock $100 par value:
 authorized 250,000 shares;
 issued 25,000  shares                    2,500,000    2,500,000
Common stock, $0.05 par value:
 authorized 10,000,000 shares;
 issued 4,396,265 and 4,384,365
 shares in 1997 and 1996, respectively      219,813      219,218
Additional paid-in capital                9,483,852    9,480,675
Accumulated deficit                      (5,659,673)  (2,842,802)
Unrealized gain on securities             1,005,000            0
Treasury stock, at cost; 94,200 shares
 at December 31, 1997 and 1996             (299,800)    (299,800)
                                       ------------- ------------
   Total stockholders' equity             7,249,192    9,057,291
   Total liabilities and stockholders'
     equity                            $ 45,831,556   81,011,949
                                       ============= ============

See accompanying notes to consolidated financial statements



           PRIME CAPITAL CORPORATION AND SUBSIDIARIES
              Consolidated statements of Operations
                                   Years Ended December 31,
                             ------------------------------------
                               1997          1996         1995
                             ------------ ----------- -----------
Revenues:
Fee Income                   $10,296,305  10,087,077   3,249,544
Direct finance leases
  and loans                    4,534,897   3,514,885   1,427,943
Rentals on operating
  leases                         987,574   1,158,419     723,265
Interest income                  966,925   1,057,437     754,484
Other income                     300,769     454,211     286,110
                             ------------ ----------- -----------
  Total revenues              17,086,470  16,272,029   6,441,346
                             ------------ ----------- -----------

Expenses:
Depreciation of leased
 equipment                       513,193     607,795     317,181
Interest                       3,521,361   3,650,901   1,200,662
Selling, general and
 administrative                8,640,037   7,645,275   6,759,736
Provision for credit losses    7,000,000     342,000           0
                             ------------ ----------- -----------
  Total expenses              19,674,591  12,245,971   8,277,579

Income (loss) before income
 taxes and dividends          (2,588,121)  4,026,058  (1,836,233)
Income taxes                           0           0           0
                             ------------ ----------- -----------
Net income (loss)            $(2,588,121)  4,026,058  (1,836,233)
                             ============ =========== ===========
Basic earnings (loss) per
 share                       $     (0.66)       0.93       (0.43)
                             ============ =========== ===========
Diluted earnings (loss)
 per share                   $     (0.66)       0.85       (0.43)
                             ============ =========== ===========

See accompanying notes to consolidated financial statements.



                            PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Stockholders' Equity
                            Years Ended December 31, 1997, 1996 and 1995
                                     Additional  Accumu-  Unrealized
Total
                   Preferred Common    paid-in    lated    Gains on  Treasury
Shareholders
                     Stock    Stock    capital   deficit  Securities   Stock
Equity
                   --------- ------- --------- ---------- ---------- --------- -
----------
Balance at
 December 31, 1994         0 218,718 9,681,225 (4,977,002)         0 (299,800)
4,623,141
Net loss                   0       0         0 (1,836,233)         0        0
(1,836,233)

Balance at
 December 31, 1995         0 218,718 9,681,225 (6,813,235)         0 (299,800)
2,786,908
Net income                 0       0         0  4,026,058          0        0
4,026,058
Cash dividends-
 preferred                 0       0         0    (55,625)         0        0
(55,625)
Exercise of options        0     500     2,163          0          0        0
2,663
Issuance of
 preferred stock   2,500,000       0  (202,713)         0          0        0
2,297,287

Balance at
 December 31, 1996 2,500,000 219,218 9,480,675 (2,842,802)         0 (299,800)
9,057,291
Net loss                   0       0         0 (2,588,121)         0        0
(2,588,121)
Cash dividends-
 preferred                 0       0         0   (228,750)         0        0
(228,750)
Exercise of options        0     595     3,177                     0        0
3,772
Unrealized gain on
 securities                0       0         0          0  1,005,000        0
1,005,000

Balance at
December 31, 1997  2,500,000 219,813 9,483,852 (5,659,673) 1,005,000 (299,800)
7,249,192


See accompanying notes to consolidated financial statements


           PRIME CAPITAL CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows

                                  Years Ended December 31,
                              1997         1996         1995
                          ------------ ------------ -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)         $ (2,588,121)   4,026,058   (1,836,233)
Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:
 Depreciation of leased
  equipment                    513,193      607,795      317,181
 Other depreciation and
  amortization                 218,630      146,555      120,528
 Amortization of debt
  financing fees               121,563       30,719            0
 Non cash gain on
  securitization            (2,850,064)  (4,859,389)  (1,834,317)
 Provision for credit loss   7,000,000      342,000            0
Changes in assets and
 liabilities:
 Rentals on leased
  equipment and other
  receivables               (2,609,405)  (4,366,474)      75,023
 Other assets                 (511,828)    (196,605)     621,177
 Accrued expenses and
  other liabilities             81,431    4,167,320    2,250,374
                          ------------ ------------ -------------
Net cash used in operating
 activities                   (624,601)    (102,021)    (286,267)

CASH FLOWS FROM INVESTING
 ACTIVITIES
Cost of equipment acquired
 for lease                (146,861,738)(178,734,731)(132,147,837)
Customer deposits and
 payments on direct
 finance leases and loans    9,793,153   10,806,507    4,795,648
Purchase of equipment and
 furniture                    (514,884)    (225,455)    (133,103)
Proceeds from sales of
 finance receivables       165,003,773  178,562,299   77,417,405
                          ------------ ------------ -------------
Net cash provided by
 (used in) investing
 activities                 27,420,304   10,408,620  (50,067,887)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 subordinated debt                   0    5,000,000            0
Net proceeds from issuance
 of preferred stock and
 warrants                            0    2,297,287            0
Proceeds from exercise of
 options                         3,775        2,663            0
Payment of debt financing
 fees                                0     (608,143)           0
Preferred stock dividends     (228,750)     (55,625)           0
Proceeds from (reduction
 in) notes payable, net    (30,061,573) (11,881,332)  50,410,750
                          ------------ ------------ -------------
Net cash provided by (used
 in) financing activities  (30,286,548)  (5,245,150)  50,410,750

Increase (decrease) in
 cash and cash equivalents  (3,490,845)   5,061,449       56,596
Cash and cash equivalents:
 Beginning of year           7,063,398    2,001,949    1,945,353
                          ------------ ------------ -------------
 End of year              $  3,572,553    7,063,398    2,001,949
                          ============ ============ =============
Cash paid during the year
 for interest             $  3,827,759    3,030,240    1,225,401
                          ============ ============ =============

See accompanying notes to consolidated financial statements




                    PRIME CAPITAL CORPORATION
              Notes to Consolidated Financial Statements
             Years Ended December 31, 1997, 1996 and 1995

(1)  Summary of Significant Accounting Policies

     Prime Capital Corporation, through its wholly-owned subsidiaries, is engaged principally in providing financial services to non-consumer customers throughout the United States. The Company's primary focus is on providing specialty and high value-added financial products that are targeted to specific needs within selected markets. The Company is primarily engaged in the business of originating or, in some cases, purchasing leases, secured loans or installment purchase agreements (collectively, "Financial Contracts"), warehousing such Financial Contracts, and ultimately securitizing (or, in some cases, selling outright) such Financial Contracts. The accompanying consolidated financial statements include the accounts of Prime Capital Corporation and its wholly-owned subsidiaries, and certain of its special purpose subsidiaries that have been incorporated to facilitate the sale or securitization of Financial Contracts ("Prime" or the "Company"). All material intercompany transactions have been eliminated.

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

     (b)  Direct Financing Leases and Loans

     Loans and lease contracts which qualify as direct financing leases, as defined by Statement of Financial Accounting Standards (SFAS) No. 13, are accounted for by recording on the consolidated balance sheet the total loan or minimum lease payments receivable, plus the estimated unguaranteed residual value of the leased equipment, less the unearned income. The unearned lease income represents the excess of the total minimum payments, plus the estimated residual expected to be realized at the end of the lease term, over the cost of the related equipment or initial principal balance. Unearned income is recognized as revenue over the term of the contract as a constant percentage interest return on the net investment. The initial direct costs are capitalized as part of the net investment in direct financing leases or loans and amortized over the lease term as a reduction in yield.

     (c)  Operating Leases

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

     (d)  Gain on Sale of Finance Receivables

     The Company generally sells or assigns the Financial Contracts it acquires or originates through securitization and other structured finance transactions. Gains on the sale or securitization of Financial Contracts are included in fee income in the consolidated statement of operations. In a securitization transaction, the Company sells and transfers a pool of Financial Contracts to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously sells and transfers its interest in the Financial Contracts to a trust which issues beneficial interests in the Financial Contracts in the form of senior and subordinated securities. The Company generally retains the residual interest in the Financial Contracts.

     Gains on sale of Financial Contracts sold through securitization transactions are recorded as the difference between the proceeds received from the sale of senior and subordinated securities including amounts deposited in restricted cash reserve accounts, plus the estimated value of excess cash flows, less future losses expected to arise from recourse obligations related to the sale of the Financial Contracts and related insurance expenses, and the carrying value of the Financial Contracts.

     On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing  assets  it controls and the  liabilities  it  has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 prohibits early application and, accordingly, the Company adopted this standard for transactions which occurred after December 31, 1996. Under SFAS 125, a transfer of lease assets in which the transferor surrenders control of the lease assets is accounted for as a sale and the transferred lease assets are removed from the balance sheet with the resulting gain or loss on sale reflected in the statement of operations.

     The company also enters into transactions to sell Financial Contracts, either in single contract or pool transactions. Gains on such contracts are calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related Financial Contracts adjusted for ongoing recourse obligations of the Company, in any.

     (e)  Allowance for Credit Losses

     An allowance for credit losses is initially established when Financial Contracts are sold or securitized in transactions where the Company retains recourse for losses, partial or otherwise. This initial estimate of future losses reduces the gain recorded at the time sale. If necessary, a provision for credit losses is charged against earnings to maintain the allowance for credit losses at an amount management believes necessary to absorb potential losses in the finance contract portfolio.

     Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience, delinquencies, the value of the underlying collateral, including third party guarantees or insurance recoveries, the level of finance contract portfolio, as well as, general economic conditions.

     An account is reported as charged off at the time the account is to be repurchased under the Company's recourse obligations of a securitization or other structured financing transaction. The Company's recourse obligations generally require an account to be repurchased if the lessee or borrower declare bankruptcy, the collateral is repossessed, or the account becomes more than 120 days past due.

     At the time an account is charged-off, the initial charge-off is recorded net of an estimated recovery that is expected to be realized in the future. Examples of such recoveries include continuing payments from the lessee or borrower, payments from guarantors, proceeds from the sale of equipment or other collateral, and proceeds from insurance contracts.

     (f)  Portfolio Servicing Fees

     The  Company  generally  agrees to  continue  servicing  the
     receivable portfolio it has sold or securitized.   Servicing
     fees are received monthly and recorded as fee income as earned.

     (g)  Cash and Cash Equivalents

     Cash and cash equivalents are comprised of highly liquid instruments with original maturities of 90 days or less.

     (h)  Restricted Cash

     In connection with each securitization completed by the Company, certain cash reserves are set aside for credit enhancement of the securitization pools. These reserve balances are reported as restricted cash and included in the Company's net investment in securitized receivables. Cash reserve accounts are initially funded from the proceeds received from the securitization and are increased by the excess spread realized from the receipt of payments from borrowers or lessees over the payments due to the securitization bondholders. In the event of default or delinquency by a borrower or lessee, payments to the
     bondholder  are  disbursed  from  the  cash  reserve   fund.
     Typically, the cash reserve funds become available as unrestricted cash to the Company once all contracts in the securitization pool are paid in full, however, payout is sometimes sooner depending upon the specific pool indenture agreement.

     (i)  Investments

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Fair value of the securities is determined based on market prices. Securities for which a readily determinable market price is not available are recorded at cost.

     (j)  Income Taxes

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

     (k)  Net Income (Loss) per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options and warrants. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been restated to conform to the SFAS 128 requirements.

     (l)  Financial Instruments

     The carrying value of the Company's financial instruments approximates their fair value.

     (m)  Stock Based Compensation

     The Company uses the intrinsic value based method of accounting for its stock-based compensation arrangements as promulgated by the Accounting Principles Board ("APB")
     Opinion No. 25 and related Interpretations.

     (n)  Reclassifications

     Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

(2)  Net Investment in Direct Financing Leases and Loans

     The components of the net investment in direct financing leases and loans as of December 31 were as follows:

                                           1997         1996
                                      ------------- ------------
     Minimum lease and loan payments  $ 21,849,420   73,784,482
     Estimated unguaranteed residual
       value of leased equipment           512,708      231,961
     Initial direct costs                    6,576       22,875
     Unearned income                    (4,477,202) (18,024,901)
     Allowance for uncollectible
        accounts                           (10,000)     (10,000)
                                      -------------  -----------
     Net investment in direct
       financing leases and loans     $ 17,881,502   56,004,417
                                      ============= ===========

     The Financial Contracts in the Company's portfolio consists primarily of medical, telecommunication and other equipment with average initial contract terms of 46 months.

     The following table summarizes the minimum lease and loan payments to be received and the estimated unguaranteed residual values of maturing direct financing leases and loans in each of the next five years and thereafter:

                                     Estimated
                    Minimum          Unguaranteed
     Years Ending   Lease and        Residual
     December 31,   Loan Payments    Values
     ------------   --------------   ------------
     1998           $  6,076,050           22,175
     1999              5,078,984           29,699
     2000              3,991,445          128,061
     2001              2,759,991            6,632
     2002              2,132,370          273,278
     Thereafter        1,810,580           52,863
     ------------   --------------   ------------
     Total          $ 21,849,420          512,708
     ============   ==============   ============

(3)  Leased Equipment, Net of Accumulated Depreciation

                                           1997      1996
                                      -----------  ----------
     Equipment under operating leases $ 4,214,274  1,449,174
     Accumulated depreciation             (26,177)   (78,885)
                                      -----------  ----------
     Net                              $ 4,188,097  1,370,289
                                      ===========  ==========

     At December 31, 1997, the minimum lease payments to be received under operating leases for each of the next five years and thereafter were as follows:

     Years Ending      Minimum Lease
     December 31,      Payments
     ------------      --------------
     1998              $    1,205,363
     1999                   1,067,783
     2000                     753,834
     2001                     459,573
     2002                     182,653
     Thereafter                     0
                       --------------
     Total             $    3,669,206
                       ==============

(4)  Net Investment in Securitized Receivables, Including
     Restricted Cash.

The components of net investment in securitized receivables as of December 31 were as follows:

                                     1997         1996
                                 -----------  -----------
     Restricted cash             $ 6,745,049   7,873,004
     Reserve advances              1,057,439     973,369
     Notes receivable              1,215,145           0
     Servicer advances               239,707     356,309
     Estimated excess spread       1,041,359   2,898,428
     Allowance for credit losses  (2,499,504) (1,388,994)
                                 -----------  -----------
     Total                       $ 7,799,195  10,712,116
                                 ===========  ===========

(5)  Allowance for Credit Losses

                                 1997       1996      1995
                             ----------  ---------  ---------
     Balance at beginning
       of year              $ 1,998,994  1,120,767  1,005,712
     Initial reserves
       charged against gains
       on sales of finance
       receivables            1,688,890    776,367    115,055
     Additional provisions
       for credit losses      7,000,000    342,000          0
     Charge-offs, net of
       estimated recoveries  (8,178,380)  (240,140)         0
                             ----------  ---------  ---------
     Balance at end of year $ 2,509,504  1,998,994  1,120,767
                             ==========  =========  =========

     At December 31, 1997 and 1996, loss reserves were included as components of the net investment in securitized receivables and net investment in direct financing leases and loans. Also at December 31, 1996, $600,000 of loss reserves were included in accrued expenses and other liabilities. Estimated recoveries are included in other receivables and totaled $5,087,590 and $195,659 at December 31, 1997 and 1996, respectively.

(6)  Investments Available-for-Sale

     At December 31, 1997, the Company held available-for-sale securities with estimated fair values of $1,005,000 consisting entirely of gross unrealized gains attributable to warrants to acquire shares of common stock of a customer of the Company. The warrants were received by the Company in connection with the origination of a leasing transaction. At the date the warrants were received by the Company they were determined to have no material value. There were no securities available-for-sale at December 31, 1996. Available-for-sale securities are reported in other assets.

(7)  Notes Payable

     Notes payable consisted of the following as of December 31:

                                          1997       1996
                                     ------------ ----------
     Warehouse Credit Facilities     $ 14,387,021 46,282,960
     Other                              1,970,326    135,960
                                     ------------ ----------
     Total                           $ 16,357,347 46,418,920
                                     ============ ==========

     The underlying equipment and lease or loan contracts secure borrowings under the warehouse credit facilities. The weighted average interest at December 31, 1997 was 8.07% per annum. The warehouse credit facilities contain certain covenants and restrictions with which the Company must comply, see Note 8 to the consolidated financial statements.

     In November 1997, the Company entered into a $75.0 million credit facility. The facility allows the Company, on an ongoing basis, to transfer and sell finance lease receivables to a wholly-owned, bankruptcy remote, special purpose entity, Prime Receivables Finance Corporation I, which will sell such receivables to one or more trusts.
     Each trust will issue two classes of certificates of beneficial ownership, a senior certificate and a residual interest that will be owned by the Company. Transfers and sales of finance lease receivables pursuant to the facility are accounted for as sales under generally accepted accounting principles and the related gains on the sale are recognized on the date of such transfers.

     In January 1998 and February 1998, the Company entered into two new warehouse credit facilities totaling $80.0 million. Both credit facilities will be used to fund Financial Contracts that arise during the normal course of business. These agreements replaced and supplemented a $65.0 million credit facility that matured on December 31, 1997. After completing these two agreements the Company had a total of $158.0 million of available credit under four separate agreements.

(8)  Subordinated Debt and Preferred Stock with Warrants

     On October 4, 1996, Prime received $7,500,000 cash and incurred approximately $800,000 in expenses, in exchange for a $5.0 million principal amount of five year, 12.5% subordinated debentures and 25,000 shares of $100 par value 9.0% Dividend non-voting Preferred Stock with warrants to purchase 499,606 shares of the Company's common stock at $1.00 per share. Expenses related to the transaction were allocated between the subordinated debt, preferred stock and warrants based upon their fair value. Expenses allocated to the subordinated debt were capitalized and are being amortized over five years. The unamortized balance of these expenses were included in other assets on the Company's consolidated balance sheets at December 31, 1997 and 1996 and amortization of $121,563 and $30,719 respectively is included in interest expense on the Company's consolidated statements of operations. The warrants are exercisable in March 1998.

     The Company's various debt agreements contain restrictions on, among other things, the payment of dividends and the amount of recourse indebtedness that can be incurred. Furthermore, the Company is required to maintain a minimum adjusted tangible net worth (as defined), and the Company may not exceed a specified ratio of total recourse liabilities (as defined) to adjusted tangible net worth and is required to maintain minimum debt service coverage ratios (as defined). The Company was not in default of any of its debt agreements at December 31, 1997.


(9)  Sales and Securitization of Financial Receivables

     During the year ended December 31, 1997, the Company securitized Financial Contracts in two transactions totaling
     $89.6 million. Also, during 1997 the Company sold a pool of Financial Contracts for $44.0 million

     During 1996 and 1995, the Company permanently financed certain assets and liabilities carried on the Company's consolidated balance sheet through the issuance and sale of equipment lease and loan backed securities with aggregate contract values of $151.6 million and $56.7 million, respectively. For financial reporting purposes, the assets and liabilities were removed from the consolidated balance sheets.

     The Company also sold equipment or assigned the related Financial Contracts to third parties with an aggregate contract value of $44.0 million, $36.4 million and $36.8 million during the years ended December 31, 1997, 1996, and 1995, respectively.

     The  net  gains  from all sales and securitizations  totaled
     $7.2 million, $7.1 million, and $1.5 million during the years ended December 31, 1997, 1996, and 1995, respectively.

(10) Income Taxes

     The Company's net income tax provision after consideration of the tax effect from utilizing of net operating loss carryforwards was zero for the years ended December 31, 1997, 1996 and 1995.

     The reported income tax expense differs from the "expected" tax expense (benefit) (computed by applying the Federal corporate tax rate to the income (loss) before income taxes) as follows:

                                   1997        1996      1995
                               -----------  ---------  ---------
     Computed "expected" tax
       expense (benefit)       $ (880,000)  1,369,000  (624,000)
     State income tax expense
       (benefit) net of Federal
       income tax expense        (126,000)    201,000   (89,000)
     Other, net                    17,000      15,000    12,000
     Net operating loss
      and passive activity loss
      (utilized) benefit not
      recognized                  989,000  (1,585,000)  701,000
                               -----------  ---------  ---------
     Total expense             $        0           0         0
                               ===========  =========  =========

  Deferred tax assets and liabilities at December 31, 1997 and 1996 include:

                                         1997        1996
                                     -----------  -----------
  Deferred Tax Assets:
    Net operating and passive
    activity loss carryforwards      $ 9,567,000    9,344,056
  Investment tax credit carryforward     554,000      614,361
  AMT credit carryforward                135,000            0
  Financial statement reserves not
    currently deductible for tax
    purposes                             253,000      324,331
                                     -----------  -----------
  Gross deferred tax assets           10,509,000   10,282,748

  Less:  Valuation allowance          (7,574,000)  (5,296,678)
                                     -----------  -----------
  Total deferred tax assets            2,935,000    4,986,070
                                     -----------  -----------

  Deferred Tax Liabilities:
  Difference in securitization
    accounting for tax purposes
    and financial statement purposes   2,527,000    4,694,228
  Other, net                             408,000      291,842
                                     -----------  -----------

  Total deferred tax liabilities       2,935,000    4,986,070
                                     -----------  -----------
  Net deferred taxes                 $         0            0
                                     ===========  ===========

  Included at January 1, 1997 were valuation allowances of $5,296,678. During fiscal 1997, the valuation allowance increased by $2,277,322 due primarily to the additional passive activity losses generated by certain subsidiaries of the Company.

  The  Company  has  $554,000  of unused  investment  tax  credit carryforwards that are available for consolidated tax return purposes that expire at various times between 1998 and 2001. There is also an alternative minimum tax ("AMT") credit carryforward of $135,000 that does not expire and can only be used against regular income tax, not the AMT. At December 31, 1997, the Company had a passive activity loss carryforward of approximately $20.2 million and net operating loss carryforwards of approximately $4.3 million available for tax return purposes. The passive activity loss carryforward does not expire, and must be used before the Company's net operating loss carryforwards to offset income from future business activities of the Company. However, the passive activity loss cannot be used against portfolio income, therefore, the net operating loss carryforwards are applied against portfolio income, which totals $773,000 for 1997. The net operating loss carryforwards expire as follows: $1,105,000 in 2001, $1,238,000 in 2002, $1,215,000 in 2003, $102,000 in 2004, $5,000 in 2005,
  $575,000 in 2006, and $50,000 thereafter through 2012.

  (11) Commitments and Contingencies

  The Company rents office space under various operating lease agreements expiring during the next six years. The following is a schedule of future minimum rental payments required under these leases and does not include the Company's proportionate share of future real estate taxes and building operating expenses.

     Year ending
     December 31,    Amount
     ------------ ---------
     1998         $ 204,089
     1999           213,807
     2000           223,526
     2001           233,244
     2002           242,963
     Thereafter   $ 252,681

  Rent expense, including the Company's share of real estate taxes and building operating expenses, for the years ended
  December  31, 1997, 1996, and 1995 was $403,736, $294,656,  and
  $282,513, respectively.

  As of December 31, 1997, the Company had commitments to finance approximately $204.9 million of Financial Contracts. The management of the Company believes that funding for these Financial Contracts will be obtained through the normal course of business.

(12) Stock Option Plans

  In 1997, the Company adopted the 1997 Stock Option Plan ("Plan") under which certain employees and Directors of the Company may be granted the right to purchase shares of common stock at its fair market value on the date of grant. This plan superseded and replaced the Company's 1987 Stock Option Plan. The Company has authorized an aggregate of 750,000 shares of common stock for issuance under the Plan.

  The Company continues to apply the accounting specified by APB Opinion No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income (loss) and basic and diluted net income (loss) per common share would have been reduced to the pro forma amounts indicated below:

                                  1997       1996       1995
                              -----------  ---------  ----------
     Net income (loss)
      available to common
      shareholders
     As Reported             $ (2,816,871) 3,970,433 (1,836,233)
     Pro Forma               $ (3,145,813) 3,712,230 (1,859,826)

     Basic net income (loss)
     per common share
     As Reported             $      (0.66)      0.93      (0.43)
     Pro Forma               $      (0.73)      0.87      (0.43)

     Diluted net income
     (loss) per common share
     As Reported             $      (0.66)      0.85      (0.43)
     Pro Forma               $      (0.73)      0.80      (0.43)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 71%, 78% and 109%; risk-free interest rates of 5.97%, 6.12% and 6.56%; and expected lives of 5 years for 1997, 1996 and 1995. Additional adjustments were made regarding a 5.5% estimated forfeit rate on the grants for the years following the initial date of grant, beginning in 1996.

  A summary of the status of the Company's Stock Option Plan as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                       1997            1996            1995
                 ---------------- --------------- ---------------
                        Weighted-       Weighted-       Weighted-
                         Average         Average         Average
                        Exercise        Exercise        Exercise
                 Shares   Price  Shares   Price  Shares   Price
                -------- ------- ------ -------- ------ --------
Shares under
 option at
 beginning of
 year            573,500 $ 2.47  336,094 $ 1.28  356,162  $ 1.39
Options granted  146,000   5.89  289,500   4.37   85,000    1.17
Options expired        0      0  (24,094) 10.59  (18,568)   1.03
Options
 terminated     (117,017)  2.52  (18,000)  1.25  (86,500)   1.67
Options
  exercised     ( 11,900)  0.32  (10,000)  0.27        0       0
Shares under
 option at end
 of year         590,583 $ 3.20  573,500 $ 2.47  336,094  $ 1.28
Options
 exercisable
 at end of year  279,912 $ 1.43  236,150 $ 0.39  237,428  $ 1.33
Weighted average
 fair value of
 options granted
 during the year          $3.73          $ 2.59            $0.96

  The following table summarizes information about stock options outstanding as of December 31, 1997:

                        Options Outstanding   Options Exercisable
                       ---------------------  -------------------
                       Weighted-
                       average     Weighted-            Weighted-
Range of     Number    remaining   average              average
exercise     of        contractual exercise  Number     exercise
prices       shares    life        price     of shares  price
-----------------------------------------------------------------
$ .01-$1.50  202,583   3.83 years   $ 0.33     195,917    $ 0.30
$1.51-$3.00   52,000   8.01 years     1.88      17,332      1.88
$3.01-$4.50  100,000   8.94 years     4.00      33,332      4.00
$4.51-$6.00  236,000   9.22 years     5.61      33,331      5.25
-----------------------------------------------------------------
Total        590,583   7.22 years   $ 3.20     279,912    $ 1.43
=================================================================

(13) Employee Benefit Plan

  During 1985, the Company established a defined contribution benefit plan under Internal Revenue Code (the "Code") section 401(a) with a cash deferred benefit arrangement under section 401(k) of the Code. The plan covers all employees. Contributions to the plan are based on percentages of employee contributions plus discretionary contributions determined annually by the Board of Directors. Contributions of approximately $98,386 were made in 1997 for participants in the plan. There were no contributions made in 1996 or 1995.

(14) Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share:

                                1997         1996        1995
                            ------------  ---------  -----------
Numerator:
  Net income (loss)        $ (2,588,121)  4,026,058  (1,836,233)
  Preferred dividends          (228,750)    (55,625)          0
                            ------------  ---------  -----------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders      $ (2,816,871)  3,970,433  (1,836,233)
                            ===========   =========  ===========


Denominator:
  Denominator for basic
   earnings per share-
   weighted average shares    4,293,799   4,282,610   4,280,165

Effect of dilutive securities:
  Options and warrants          710,109     386,352     245,097
                            -----------   ---------  -----------
Dilutive potential
   common shares                710,109     386,352     245,097
                            -----------   ---------  -----------
Denominator for diluted
earnings per share-
adjusted weighted
average shares and
assumed conversions           5,003,908   4,668,962    4,252,262
                            ===========   =========  ===========

Basic earnings (loss)
  per share                $      (0.66)       0.93       (0.43)
                            ===========   =========  ===========
Diluted earnings (loss)
per share                  $      (0.66)       0.85       (0.43)
                            ===========   =========  ===========

(1) In 1997 and 1995, the weighted average shares under the diluted computation have an anti-dilutive effect, therefore diluted earnings per share will be shown equal to basic earnings per share.

Options to purchase an average of 62,802 shares of common stock at prices between $5.25 and $6.00 per share in 1997 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. For additional disclosures regarding the employee stock options and warrants, see Notes 8 and 13 to the consolidated financial statements.




                          EXHIBIT INDEX

                    PRIME CAPITAL CORPORATION

Copies of the following documents are filed herewith as exhibits:

 Exhibit                                                   Sequential
   No.    Description                                        Page No.
--------  ----------------------------------------------   ----------
3.1       Certificate of Incorporation                          (a)
3.2       By-Laws                                               (b)
10.1      Sublease dated October 8, 1985 between
          the Dow Chemical Company and Registrant               (a)
10.2      1984 Incentive Stock Option Plan of Registrant        (a)
10.3      1986 Non-Qualified Stock Option Plan of Registrant    (a)
10.3      1987 Stock Option Plan                                (a)
10.3      1997 Stock Option Plan                                (f)
10.13     Master Lease Agreements of Registrant                 (a)
10.13(a)  Revised Master Lease Agreements of Registrant         (d)
10.15     Stock Restriction Agreement dated July 2, 1985
          between Registrant and Marvin T. Keeling              (a)
10.23     Form of Equipment Bill of Sale and Assignment
          contracts used in equipment sale-lease assignment transactions between Registrant and each of
          James A. Friedman, Marvin T. Keeling,
          Robert Youngquist, Thomas W. Heimsoth
          and Allen M. Olinger, III                             (a)
10.48     Bill of Sale of Lease to James Friedman               (e)
21        Subsidiaries of Registrant                            39
23.1      Consent of KPMG Peat Marwick LLP                      40
27        Financial Data Schedule                               (c)


(a)  Incorporated  by  reference to  the  Company's  Registration
Statement  on  Form S-1, effective May 29, 1986,  in  which  each
Exhibit had the same number as herein.

(b)  Exhibit  3.2 is incorporated by reference to  the  Company's
Proxy Statement, effective April 29, 1987.

(c) Incorporated by reference to the Company's electronic filing of the December 31, 1997 10 KSB as filed on March 31, 1998.

(d) Incorporated by reference to the Company's Annual Report on Form 10-K as filed on May 10, 1991.

(e)  Incorporated by reference to the Company's Annual Report  on
Form  10-K.   For the years ended December 31, 1991 as  filed  on
August 28, 1992 and amended on Form 8 filed on October 20, 1992.

(f) Incorporated by reference to the Company's electronic filing of the 1996 Proxy Statement Def-14A filed on June 3, 1997.

Exhibits 21 and 23.1 have been included herein.




                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRIME CAPITAL CORPORATION
                                             (Registrant)



Date:  March 31, 1998                     /S/ James A. Friedman
                                          James A. Friedman
                                          President, Chairman and
Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 1998.

     Signature                                  Title


/s/ James A. Friedman              President, Chairman, and Chief
                                   Executive Officer
James A. Friedman                  (Principal Executive Officer)


/s/ Vern E. Landeck                Vice President and
                                   Chief Financial Officer
Vern E. Landeck                    (Principal Financial Officer)


Directors


/s/ James A. Friedman                    /s/ William D. Smithburg
James A. Friedman                        William D. Smithburg


/s/ Mark P. Bischoff                     /s/ Robert R. Youngquist
Mark Bischoff                            Robert R. Youngquist



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 PRIME CAPITAL CORPORATION
                                       (Registrant)


Date:  March 31, 1998
                                          James A. Friedman
                                          President, Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 1998.

          Signature                                    Title


                                       Chairman, President,
                                         Director and
                                       Chief Executive Officer

       James A. Friedman
(Principal Executive Officer)


                                      Vice President
                                      and Chief Financial Officer

        Vern E. Landeck
  (Principal Financial Officer)



Directors



        James A. Friedman                    William D. Smithburg



         Mark P. Bischoff                    Robert R. Youngquist