Form 10QSB
period 1998-03-31
PRIME CAPITAL CORP
filed 1998-05-15
CIK 791013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


                                 (Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

As of March 31, 1998, there were 4,335,398 shares of common stock outstanding.


                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                                    INDEX


                                                               PAGE


PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three Months Ended
            March 31, 1998 and 1997                              3

          Consolidated Balance Sheets --
            March 31, 1998 and December 31, 1997                 4

          Consolidated Statements of Cash Flows --
            Three Months Ended March 31, 1998 and 1997           5

          Notes to Consolidated Financial Statements             6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations               7-10

PART II.  OTHER INFORMATION                                      10

SIGNATURES                                                       11

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (Unaudited)

                                               Three Months Ended March 31,
                                                    1998            1997
Revenues:
    Fee income                                $  2,380,662       6,528,856
    Direct financing leases and loans              786,026       1,583,921
    Rentals on operating leases                    300,436         206,311
    Interest income                                178,264         270,818
    Other income                                    93,875          67,855
                                                 ---------       ---------
      Total revenues                             3,739,263       8,657,761
                                                 ---------       ---------

Expenses:
    Depreciation on leased equipment               192,315         100,077
    Interest                                       594,576       1,122,568
    Provision for credit losses                      -           2,500,000
    Selling, general and administrative          2,212,468       1,752,550
                                                 ---------       ---------
      Total expenses                             2,999,359       5,475,195
                                                 ---------       ---------
Income before income taxes                         739,904       3,182,566

Income taxes                                         -                -

Net income                                    $    739,904       3,182,566
                                                 =========       =========
Basic earnings per share                      $       0.16          0.68
                                                 =========       =========

Dilutive earnings per share                   $       0.14          0.65
                                                 =========       =========

See accompanying notes to consolidated financial statements.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                 March 31,      December 31,
                      ASSETS                       1998             1997
                                                (Unaudited)      (Audited)
Cash and cash equivalents                      $  1,003,090      3,572,553
Receivables:
    Operating lease rentals                          99,053        115,930
    Other                                         9,910,422      8,049,271
Net investment in direct financing leases
    and loans                                    16,508,517     17,881,502
Investment in securitized receivables,
    including restricted cash                     9,848,312      7,799,195
Leased equipment, net of accumulated
    depreciation                                  8,435,557      4,188,097
Deposits on equipment                               898,498      1,370,326
Equipment and furniture, net of accumulated
    depreciation                                    700,926        720,725
Other assets                                      2,175,027      2,133,957
                                                  ---------      ---------
    Total assets                               $ 49,579,402     45,831,556
                                                 ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                  $ 19,961,307     16,357,347
Accounts payable for equipment                    4,118,333      6,565,270
Accrued expenses and other liabilities           10,011,879      8,244,271
Deposits and advances                             2,682,899      2,415,476
                                                 ----------     ----------
                                                 36,774,418     33,582,364

Subordinated debt                                 5,000,000      5,000,000
                                                 ----------     ----------
   Total liabilities                             41,774,418     38,582,364
                                                 ----------     ----------

Stockholders' equity
    Preferred stock, $100 par value:
       authorized 250,000 shares,
       issued 25,000 shares                       2,500,000      2,500,000
    Common stock, $0.05 par value:
       authorized 10,000,000 shares; issued
       4,429,598 and 4,396,265 shares at
       March 31, 1998 and December 31, 1997,
       respectively                                 221,101        219,813
    Additional paid-in capital                    9,489,005      9,483,855
    Accumulated deficit                          (4,971,522)    (5,659,676)
    Unrealized gain on securities                   866,200      1,005,000
    Treasury stock, at cost, 94,200 shares         (299,800)      (299,800)
                                                 ----------     ----------
      Total stockholders' equity                  7,804,984      7,249,192
                                                 ----------     ----------
    Total liabilities and stockholders' equity $ 49,579,402     45,831,556
                                                 ==========     ==========

See accompanying notes to consolidated financial statements.

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                              Three Months Ended March 31,
                                                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $    739,904     3,182,566
   Adjustments to reconcile net income
     to net cash provided by or used in
     operating activities:
       Depreciation of leased equipment              192,315       100,076
       Other depreciation and amortization            88,717        63,589
       Non-cash gain on securitization of
         receivables                              (1,165,196)   (1,913,695)
       Provision for credit losses                      -        2,500,000
   Changes in assets and liabilities:
       Rentals on leased equipment and other
         receivables                              (1,516,453)   (2,651,587)
       Other assets                                 (210,261)       12,945
       Accrued expenses and other liabilities      1,772,108      (530,165)
                                                  ----------     ----------
Net cash provided by (used in) operating
  activities                                         (98,866)      763,729

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cost of equipment acquired for lease          (41,902,425)  (38,042,239)
   Customer deposits and payments on direct
     finance leases and loans                      1,828,154       572,330
   Purchase of equipment and furniture               (38,527)     (186,205)
   Investment in inventory finance receivables    (1,158,598)        -
   Proceeds from sales of finance receivables     35,246,651    71,781,603
                                                  ----------    ----------
Net cash provided by (used in) investing
  activities                                      (6,024,745)   34,125,489

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                    6,438           437
  Preferred stock dividends                          (56,250)      (56,250)
  Net increase (decrease) in notes payable         3,603,960   (34,406,487)
                                                  ----------    ----------
Net cash provided by (used in) financing
  activities                                       3,554,148   (34,462,300)

Increase (decrease) in cash and cash equivalents  (2,569,463)      426,918

Cash and cash equivalents:
   Beginning of period                             3,572,553     7,063,398
                                                  ----------    ----------
   End of period                               $   1,003,090     7,490,316
                                                  ==========    ==========

Cash paid during the year for interest         $     527,786     1,146,892
                                                  ==========    ==========

See accompanying notes to consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
Basis of Presentation
---------------------

The interim financial statements have been prepared by Prime Capital Corporation ("the Company" or "Prime Capital"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been included. However, results for interim periods are not necessarily indicative of the results that may be expected for a full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in the March 31, 1998 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Prime Capital Corporation, including its wholly owned subsidiaries, ("Prime" or the "Company") operates as a diversified specialty finance company that originates, acquires, aggregates and services loans, installment purchase agreements and leases ("financial contracts") primarily in the medical, communications, specialty vehicle, hospitality/gaming and software industries. Prime develops new business directly with end users and through private label vendor finance programs with equipment manufacturers, dealers and distributors. The Company seeks to become an effective business partner with its clients by structuring and servicing comprehensive finance programs which contribute to the clients growth and success. Prime funds its loan and lease receivables primarily by issuing asset-backed securities to institutional investors.

The operating results of Prime are primarily affected by the following factors: (1) the volume and pricing of financial contract activations,
(2) the amount and timing of financial contract sales, (3) the level of operating expenditures required to originate and service the volume of financial contract activations and sales, and (4) credit losses.

Once a financial contract is activated, it is sold to a third party or, in most cases, funded through a warehouse finance facility until it is sold through securitization. Sale of a contract to a third party results in immediate fee income. Warehousing a contract for a period of time results in increased rentals on leased equipment or direct finance lease income and correspondingly increased interest expense and, if the contract is an operating lease, depreciation on leased equipment. When contracts are accumulated to a certain level and sold into securitization, the Company recognizes fee income from the gain on securitization and ceases to recognize direct finance lease income and interest expense associated with the sold contracts. Future revenues from the securitizations include fee income derived from servicing the securitization pool and interest income earned on cash reserve balances until all the contracts in the pool have expired.

Sales and Securitizations of Finance Receivables
------------------------------------------------
During the Three Months Ended March 31, 1998 and 1997
-----------------------------------------------------

The following table summarizes the sale and securitization of Financial Contracts completed during the three months ended March 31, 1998 and 1997.

                                          Three Months Ended March 31,
                                             (Amounts in thousands)
Description                  Date              1998         1997
---------------------   ---------------     ---------     --------
Prime Finance
  Corporation 1997-A      March, 1997      $     -         77,476
Prime Finance
  Corporations 1998-A-1   March, 1998
    and 1998-A-2                               38,937         -
                                              -------     -------
Subtotal                                       38,937      77,476
Other sale transactions                          -          5,559
                                              -------     -------
Total                                      $   38,937      83,035
                                              =======     =======

In March 1998, equipment lease-receivables backed pay through notes were jointly issued by Prime Finance Corporation 1998-A-1 and Prime Finance
Corporation 1998-A-2 (collectively referred as "PFC-1998A"), both wholly owned subsidiaries of the Company.

The initial principal amount of the notes issued by PFC 1998A totaled
$106.1 million, which included $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, $5.0 million that represents the pre-funding of finance receivables that will be sold after March 31, 1998, and $1.8 million of proceeds from the assignment of rentals and residual values of operating leases. Proceeds attributable to operating lease contracts are reported as debt in the Company's financial statements.

Results of Operations For The Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------------------

The Company activated financial contracts totaling $33.6 million in 1998, unchanged from the $33.6 million activated in 1997.

Fee income decreased $4.1 million, or 63.5%, to $2.4 million in 1998 from $6.5 million in 1997. Fee income includes gain from the securitization of financial contracts of $0.5 million in 1998 and $6.1 million in 1997.
The March 1998 gain from sale of contracts has been reduced by a $745,000 loss attributable to the $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, and excludes any gain or loss attributable to the $5.0 million of prefunded receivables. Fee income for March 1998 also includes a $1.4 million gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Direct financing lease income decreased $0.8 million, or 50.4%, to $0.8 million in 1998 from $1.6 million in 1997. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $94,000, or 45.6%, to $300,000 in 1998 from $206,000 in 1997. Depreciation of leased equipment increased
$92,000, or 92.2%, to $192,000 in 1998 from $100,000 in 1997.

Interest income decreased $93,000, or 34.2%, to $178,000 in 1998 from $271,000 in 1997.

Other income increased $26,000, or 38.3%, to $94,000 in 1998 from $68,000 in 1997.

Interest expense decreased $0.5 million, or 47.0%, to $0.6 million in 1998 from $1.1 million in 1997, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Provision for credit losses was $2.5 million in 1997. There was no provision for credit losses in 1998.

Selling, general and administrative expenses increased $0.4 million, or 26.2%, to $2.2 million in 1998 from $1.8 million in 1997. Employee compensation and related costs, including commissions, accounted for 58.8% and 56.2% of total selling, general and administrative expenses in 1998 and 1997, respectively. The Company had 68 and 55 employees at March 31,1998 and 1997, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

Credit Losses
-------------

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

Financial Condition
-------------------

The Company's financial condition will remain dependent upon certain critical elements. First, the Company must continue to be able to access the capital markets for recourse and non-recourse financing to fund future originations and acquisitions of financial contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those financial contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. Prime intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include (1) the continued issuance of asset-backed securities, (2) portfolio sales, and (3) the discounting of individual financial contracts.

Prime conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment or disburse funds until: (1) it has received a noncancellable lease or loan agreement from its customer, and (2) it has determined that the lease or loan agreement (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the origination standards established for a securitized pool.

Liquidity and Capital Resources
-------------------------------

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

a)   Exhibit Index

Exhibit No.    Description
-----------    ------------

11             Statement Regarding Computation of Per Share Earnings

27             Financial Data Schedule

b)   Reports on Form 8-K

   None.
                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PRIME CAPITAL CORPORATION
                              (Registrant)





May 15, 1998             /s/ Vern Landeck__________________

                         Vern Landeck, Chief Financial Officer

                         Vern Landeck is the Principal Financial and
                             Accounting Officer and has been duly authorized to sign on behalf of the Registrant




May 15, 1998            /s/ James A. Friedman

                          James A. Friedman, Chief Executive Officer


EXHIBIT 11

                        PRIME CAPITAL CORPORATION
                    Computation of Earnings Per Share
                               (Unaudited)


                              Three Months Ended March 31,
                                  1998             1997
                               ----------       ----------
Numerator:
  Net income                 $  739,904          3,182,566
  Preferred dividends           (56,250)           (56,250)
                               ---------         ---------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders        $  683,654          3,126,316
                               =========         =========

Denominator:
  Denominator for basic
   earnings per share-
   weighted average shares    4,333,158          4,282,610

Effect of dilutive securities:
  Options and warrants          621,165            386,352
                               ---------          ---------
Dilutive potential
   common shares                621,165            386,352
                               ---------          ---------
Denominator for diluted
earnings per share-
adjusted weighted
average shares and
assumed conversions           4,954,323          4,668,962
                              =========          =========

Basic earnings per share     $     0.16             0.76
                              =========          =========

Diluted earnings per share   $     0.14             0.85
                              =========          =========

Options to purchase an average of 100,000 shares of common stock at prices between $5.25 and $6.00 per share in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase an average of 80,000 shares of common stock at prices between $5.25 and $5.88 per share in 1997 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

[ARTICLE]      5
[LEGEND]
This schedule contains summary financial information extracted from SEC Form 10QSB and is qualified in its entirety by reference to such financial statements. Individual data items on this schedule may not add up due to rounding.

[PERIOD-TYPE]                           3-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            MAR-31-1998
[CASH]                                  1,003,090
[SECURITIES]                            0
[RECEIVABLES]                           15,742,703
[ALLOWANCES]                            (3,107,028)
[INVENTORY]                             0
[CURRENT-ASSETS]                        0
[PP&E]                                  2,074,422
[DEPRECIATION]                          (1,373,496)
[TOTAL-ASSETS]                          49,579,402
[CURRENT-LIABILITIES]                   0
[BONDS]                                 5,000,000
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             2,500,000
[COMMON]                                221,101
[OTHER-SE]                              5,083,883
[TOTAL-LIABILITY-AND-EQUITY]            49,579,402
[SALES]                                 0
[TOTAL-REVENUES]                        3,739,263
[CGS]                                   0
[TOTAL-COSTS]                           0
[OTHER-EXPENSES]                        2,404,783
[LOSS-PROVISION]                        0
[INTEREST-EXPENSE]                      594,576
[INCOME-PRETAX]                         683,654
[INCOME-TAX]                            0
[INCOME-CONTINUING]                     683,654
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                            683,654
[EPS-PRIMARY]                           0.16
[EPS-DILUTED]                           0.14