Form 10QSB
period 1998-06-30
PRIME CAPITAL CORP
filed 1998-08-20
CIK 791013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


                                 (Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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

As of June 30, 1998, there were 4,434,598 shares of common stock outstanding.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                                    INDEX


                                                               PAGE


PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three and Six Months Ended
            June 30, 1998 and 1997                                3

          Consolidated Balance Sheets --
            June 30, 1998 and December 31, 1997                   4

          Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1998 and 1997               5

          Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   7-10

PART II.  OTHER INFORMATION                                      10

SIGNATURES                                                       11

                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (Unaudited)

                         Three Months Ended June 30,  Six Months Ended June 30,
                                1998        1997         1998          1997

Revenues:
 Fee income                   2,003,834     147,932    4,339,454     6,731,502
 Direct financing leases
   and loans                    486,929     951,695    1,272,954     2,535,617
 Rentals on operating leases  1,003,688     274,982    1,304,124       481,293
 Interest income                258,232     302,799      481,537       573,616
 Other income                    84,401      62,950      178,277       130,806
                              ---------   ---------    ---------    ----------
  Total revenues              3,837,084   1,740,358    7,576,346    10,452,834

Expenses:
Depreciation on leased
  equipment                     858,355     159,596    1,050,670       259,673
Interest                        928,861     815,028    1,523,437     1,992,311
Provision for credit losses     150,000   1,500,000      150,000     4,000,000
Selling, general and
 administrative               2,356,896   1,955,880    4,569,363     3,708,430
                              ---------   ---------    ---------     ---------
  Total expenses              4,294,112   4,430,504    7,293,470     9,960,414

Income (loss) before income
  taxes                        (457,028) (2,690,146)     282,876       492,420

Income taxes                          -           -            -             -
                              ---------   ---------    ---------     ---------
Net Income                     (457,028) (2,690,146)     282,876       492,420
                              =========   ==========   =========     =========

Basic earnings per share:    $    (0.12)      (0.64)        0.04          0.09
                              =========   =========    =========     =========

Dilutive earnings per share: $    (0.12)      (0.64)        0.03          0.08
                              =========   =========    =========     =========

See accompanying notes to consolidated financial statements.

                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                     June 30,       December 31,
ASSETS                                                 1998             1997
                                                    (Unaudited)      (Audited)
Cash and cash equivalents                          $   741,282       3,572,553
Receivables:
  Operating lease rentals                              192,960         115,930
  Floor plan receivables                             4,014,157               -
  Other                                              5,726,990       8,049,271
Net investment in direct financing
  leases and loans                                  20,607,884      17,881,502
Investment in securitized receivables,
  including restricted cash                          7,505,030       7,799,195
Leased equipment, net of accumulated depreciation    9,326,624       4,188,097
Deposits on equipment                                1,055,752       1,370,326
Equipment and furniture, net of accumulated
  depreciation                                         724,122         720,725
Other assets                                           969,957       2,133,957
                                                    ----------      ----------
   Total assets                                    $50,864,758      45,831,556
                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                      $23,977,947      16,357,347
Accounts payable for equipment                       9,708,269       6,565,270
Accrued expenses and other liabilities               3,785,320       8,244,271
Deposits and advances                                1,971,590       2,415,476
Subordinated debt                                    5,000,000       5,000,000
                                                    ---------       ----------

   Total liabilities                                44,443,126      38,582,364
                                                    ----------      ----------
Stockholders' equity
  Preferred stock, $100 par value:
    authorized 250,000 shares, issued 25,000
    shares in 1996                                   2,500,000       2,500,000
  Common stock, $0.05 par value:
    authorized 10,000,000 shares; issued
    4,434,598 and 4,396,265 shares in
    1998 and 1997, respectively                        221,351         219,813
  Additional paid-in capital                         9,490,004       9,483,852
  Accumulated deficit                               (5,489,922)     (5,659,673)
  Unrealized gains on securities                             -       1,005,000
  Treasury stock, at cost, 94,200 shares
    at December 31, 1996 and 1996                     (299,801)       (299,800)
                                                    ----------      ----------
   Total stockholders' equity                        6,421,632       7,249,192
                                                    ----------      ----------

   Total liabilities and stockholders' equity      $50,864,758      45,831,556
                                                    ==========      ==========

See accompanying notes to consolidated financial statements.

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                     Six Months Ended June 30,
                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $   282,876        492,420
  Adjustments to reconcile net income
    to net cash provided by (used in)
     operating activities:
      Depreciation of leased equipment               1,050,670        259,673
      Other depreciation and amortization              186,161        137,744
      Non-cash gain on securitization               (1,165,196)    (1,913,695)
      Provision for credit loss                        150,000      4,000,000
  Changes in assets and liabilities:
      Rentals on leased equipment and other
        receivables                                  2,156,621     (1,318,843)
      Other assets                                      98,218       (491,084)
      Accrued expenses and other liabilities        (4,458,951)       955,454
                                                    ----------      ---------
Net cash provided by (used in) operating activities (1,699,601)     2,121,669

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for lease             (81,275,937)   (66,106,106)
  Customer deposits and payments on direct
    finance leases and loans                         5,530,307      3,732,089
  Purchase of equipment and furniture                 (128,777)      (306,835)
  Investment in inventory finance receivables       (2,563,317)             -
  Proceeds from sales of finance receivables        69,790,892      73,156,301
                                                    ----------      ----------
Net cash provided by (used in) investing activities (8,646,832)     10,475,449

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                      7,687             435
  Preferred stock dividends                           (113,125)       (112,500)
  Net increase (decrease) in notes payable           7,620,600     (16,998,686)
                                                    ----------      ----------
Net cash provided by (used in) financing activities  7,515,162     (17,110,751)

Decrease in cash and cash equivalents               (2,831,271)     (4,513,633)

Cash and cash equivalents:
  Beginning of period                                3,572,553       7,063,398
                                                    ----------      ----------
  End of period                                    $   741,282       2,549,765
                                                    ==========      ==========

Cash paid during the year for interest             $ 1,454,889       2,040,404
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

Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in the June 30, 1998 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ===============================================================
         Results of Operations
         =====================

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

Sales and Securitizations of Finance Receivables During the Six Months Ended June 30, 1998 and 1997

The following table summarizes the sale and securitization of Financial Contracts completed during the six months ended June 30, 1998 and 1997.

                                            Six Months Ended June 30,
                                             (Amounts in thousands)
Description                  Date              1998         1997
---------------------   ---------------     ---------     ---------

Prime Finance
  Corporation 1997-A      March, 1997       $      -         77,428
Prime Finance
  Corporations 1998-A-1   March, 1998
    and 1998-A-2                               38,937             -
True Sale Facility                             19,255             -
                                             --------      --------
Subtotal                                       58,192             -
Other sale transactions                        15,767         5,345
                                             --------      --------
Total                                       $  73,959        82,773
                                             ========      ========

In March 1998, equipment lease-receivables backed pay through notes were jointly issued by Prime Finance Corporation 1998-A-1 and Prime Finance Corporation 1998-A-2 (collectively referred as "PFC-1998A"), both wholly owned subsidiaries of the Company.

The initial principal amount of the notes issued by PFC 1998A totaled $106.1 million, which included $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, $5.0 million that represents the pre-funding of finance receivables that are to be sold at a later date, and $1.8 million of proceeds from the assignment of rentals and residual values of operating leases. Proceeds attributable to operating lease contracts are reported as debt in the Company's financial statements.

Results of Operations For The Six Months Ended June 30, 1998 and 1997
=====================================================================

The Company activated financial contracts totaling $77.8 million in 1998, an increase from the $75.3 million activated in 1997.

Fee income decreased $2.4 million, or 35.6%, to $4.3 million in 1998 from $6.7 million in 1997. Fee income includes gain from the sale and securitization of financial contracts of $74.0 million in 1998 and $82.8 million in 1997. The 1998 gain from sale of contracts has been reduced by a $745,000 loss attributable to the $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, and excludes any gain or loss attributable to the $5.0 million of prefunded receivables.
Fee income for 1998 also includes a $1.9 million gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Direct financing lease income decreased $1.2 million, or 49.8%, to $1.3 million in 1998 from $2.5 million in 1997. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $0.8 million, or 171.0%, to $1.3 million in 1998 from $0.5 million in 1997. Depreciation of leased equipment increased $0.8 million, to $1.1 million in 1998 from $0.3 million in 1997.

Interest income decreased $92,000, or 16.1%, to $482,000 in 1998 from $574,000 in 1997.

Other income increased $47,000, or 36.3%, to $178,000 in 1998 from $131,000 in 1997.

Interest expense decreased $0.5 million, or 23.5%, to $1.5 million in 1998 from $2.0 million in 1997, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Provision for credit losses was $150,000 and $4.0 million in 1998 and 1997, respectively. (See "Credit Losses").

Selling, general and administrative expenses increased $0.9 million, or 23.2%, to $4.6 million in 1998 from $3.7 million in 1997. Employee compensation and related costs, including commissions, accounted for 61.8% and 60.7% of total selling, general and administrative expenses in 1998 and 1997, respectively. The Company had 71 and 59 employees at June 30, 1998 and 1997, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

Results of Operations For The Three Months Ended June 30, 1998 and 1997
=====================================================================

The Company activated financial contracts totaling $44.5 million in 1998, an increase of 7.0% from the $41.6 million activated in 1997.

Fee income increased $1.9 million, to $2.0 million in 1998 from $0.1 million in 1997. Fee income includes gain from the sale and securitization of financial contracts of $1.1 million in 1998 and $0.1 million in 1997. Fee income for 1998 also includes a $503,000 gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Direct financing lease income decreased $0.5 million, or 48.8%, to $0.5 million in 1998 from $1.0 million in 1997. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $0.7 million, to $1.0 million in 1998 from $0.3 million in 1997. Depreciation of leased equipment increased $698,000, to $858,000 in 1998 from $160,000 in 1997.

Interest income decreased $44,000, or 14.7%, to $258,000 in 1998 from $302,000 in 1997.

Other income increased $21,000, or 34.1%, to $84,000 in 1998 from $63,000 in 1997.

Interest expense decreased $114,000, or 14.0%, to $929,000 in 1998 from $815,000 in 1997, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Provision for credit losses was $150,000 and $1.5 million in 1998 and 1997, respectively. (See "Credit Losses").

Selling, general and administrative expenses increased $0.4 million, or 20.5%, to $2.4 million in 1998 from $2.0 million in 1997. Employee compensation and related costs, including commissions, accounted for 64.0% and 68.7% of total selling, general and administrative expenses in 1998 and 1997, respectively. The Company had 71 and 59 employees at June 30, 1998 and 1997, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

Credit Losses
=============

Generally, an allowance for credit losses is established when financial contracts are sold or securitized in transactions where the Company retains recourse for losses, partial or otherwise. This initial estimate of future losses reduces the gain recorded at the time sale. This allowance for credit losses is included as a reduction of the Company's investment in securitized receivables. If necessary, a provision for credit losses is charged against earnings to maintain the allowance for credit losses at an amount management believes necessary to absorb potential losses in the finance contract portfolio.

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

At the time an account is charged-off, the initial charge-off is recorded net of an estimated recovery that is expected to be realized in the future.
Examples of such recoveries include continuing payments from the lessee or borrower, payments from guarantors, proceeds from the sale of equipment or other collateral, and proceeds from insurance contracts. Estimated recoveries are included in other receivables and totaled $5.0 million at June 30, 1998 and December 31, 1997.

During 1997, Prime identified certain customers who had experienced significant deterioration in their financial condition, which had adversely impacted their ability to repay the financial obligations to the Company. The estimated losses from these situations exceeded the balance of the allowance for credit losses. Consequently, the Company recorded a $4.0 million provisions for credit losses during the six months ended June 30, 1998.

Financial Condition
===================

The Company's financial condition will remain dependent upon certain critical elements. First, the Company must continue to be able to access the capital markets for recourse and non-recourse financing to fund future originations and acquisitions of financial contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those financial contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. Prime intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include (1) the continued discounting of individual financial contracts.

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

Liquidity and Capital Resources
===============================

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Prime Capital's shareholders was held on June 24, 1998. The following items were voted upon and ratified:

The following members of the board of directors were elected to hold office until the next Annual Meeting: James A. Friedman, William D. Smithburg, Robert R. Youngquist and Mark P. Bischoff. Each director received at least 4,232,790 shares cast in favor of the motion, no shares were cast against the motion and no more than 13,833 shares abstained.

The election of the accounting firm of KPMG Peat Marwick LLP as auditors of the Company for the current fiscal year was voted upon and ratified. 4,115,823 shares were cast in favor of the motion, 130,200 shares were cast against the motion and 600 shares abstained.

With regard to authorizing the Board of Directors to name a successor to the Board vacancy, 4,239,923 shares were cast in favor of the motion, 6,700 shares were cast against the motion and 0 shares abstained.

With regard to considering and acting upon a proposal to amend the Company's by-laws to increase the number of Directors to six, 4,238,523 shares were cast in favor of the motion, 7,800 shares were cast against the motion and 300 shares abstained.

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


                        PRIME CAPITAL CORPORATION
                              (Registrant)





August 19, 1998          /s/ Vern Landeck__________________

                         Vern Landeck, Chief Financial Officer

                         Vern Landeck is
                         the Principal Financial and Accounting
                         Officer and has been duly authorized to
                         sign on behalf of the Registrant




August 19, 1998          /s/ James A. Friedman

                         James A. Friedman, Chief Executive Officer

EXHIBIT 11

                        PRIME CAPITAL CORPORATION
                    Computation of Earnings Per Share
                               (Unaudited)


                                Three Months             Six Months
                               Ended June 30,           Ended June 30,
                               1998         1997        1998        1997
                             ------------------------  ---------------------
Numerator:
  Net income                 $ (457,028)  (2,690,146)    282,876    492,420
  Preferred dividends           (56,875)     (56,250)   (113,125)  (112,500)
                              ---------    ---------    --------   --------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders        $ (513,903)  (2,746,396)    169,751    379,920
                              =========    =========   =========   ========
Denominator:
  Denominator for basic
  earnings per share-
  weighted average shares     4,340,287    4,292,165   4,336,722  4,291,600

Effect of dilutive securities:
  Options and warrants          604,170      575,202     612,668    562,937
                              ---------    ---------   ---------  ---------
Dilutive potential
  common shares                 604,170      575,202     612,668    562,937
                              ---------    ---------   ---------  ---------

Denominator for diluted
  earnings per share-
  adjusted weighted
  average shares and
  assumed conversions         4,944,457    4,867,367   4,949,390  4,854,537
                              =========    =========   =========  =========

Basic earnings per share     $    (0.12)       (0.64)       0.03       0.08
                              =========    ==========  =========  =========

Diluted earnings per share   $    (0.12)       (0.64)       0.04       0.09
                              =========    ==========  =========  =========


Options to purchase an average of 167,500 shares of common stock at prices between $4.94 and $6.00 per share in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase an average of 11,300 shares of common stock at prices between $5.88 and $5.95 per share in 1997 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

This schedule contains summary financial information extracted from SEC Form 10QSB and is qualified in its entirety by reference to such financial statements. Individual data items on this schedule may not add up due to rounding.

[ARTICLE]5

[PERIOD-TYPE]                           6-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            JUN-30-1998
[CASH]                                      741,282
[SECURITIES]                                      0
[RECEIVABLES]                            13,164,589
[ALLOWANCES]                             (2,688,074)
[INVENTORY]                                       0
[CURRENT-ASSETS]                                  0
[PP&E]                                    2,164,672
[DEPRECIATION]                           (1,440,550)
[TOTAL-ASSETS]                           51,314,984
[CURRENT-LIABILITIES]                             0
[BONDS]                                   5,000,000
[PREFERRED-MANDATORY]                             0
[PREFERRED]                               2,500,000
[COMMON]                                    221,351
[OTHER-SE]                                3,850,280
[TOTAL-LIABILITY-AND-EQUITY]             51,314,984
[SALES]                                           0
[TOTAL-REVENUES]                          7,576,346
[CGS]                                             0
[TOTAL-COSTS]                                     0
[OTHER-EXPENSES]                          5,620,033
[LOSS-PROVISION]                            150,000
[INTEREST-EXPENSE]                        1,523,437
[INCOME-PRETAX]                             169,751
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                         169,751
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                                169,751
[EPS-PRIMARY]                                  0.04
[EPS-DILUTED]                                  0.03