Form 10QSB
period 1998-09-30
PRIME CAPITAL CORP
filed 1998-11-23
CIK 791013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


                                 (Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of September 30, 1998, there were 4,447,098 shares of common stock outstanding.

                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                                    INDEX


                                                               PAGE

PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three and Nine Months Ended
            September 30, 1998 and 1997                           3

          Consolidated Balance Sheets --
            September 30, 1998 and December 31, 1997              4

          Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1998 and 1997         5

          Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   7-10

PART II.  OTHER INFORMATION                                      10

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           11

     Item 6.   Exhibits & Reports on 8-K                         11

                 Exhibit Index                                   11

                 Reports on Form 8-K                             11

SIGNATURE                                                        12

                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (Unaudited)

                             Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                             1998         1997          1998          1997

Revenues:
 Fee income                  1,558,960    2,488,126      5,898,414    9,130,228
 Direct financing
   leases and loans            487,457    1,347,003      1,760,411    3,882,620
 Rentals on
   operating leases          1,067,993      314,766      2,372,117      796,059
 Interest income               226,111      173,412        707,648      747,028
 Other income                  104,684       81,649        282,961      212,455
                             ---------    ---------     ----------   ----------
  Total revenues             3,445,205    4,404,956     11,021,551   14,768,390

Expenses:
 Depreciation on leased
   equipment                   864,720      172,841      1,915,389      432,514
 Interest                      771,730    1,021,612      2,278,680    2,924,523
 Provision for credit losses         -            -        150,000    4,000,000
 Selling, general and
   administrative            2,221,497    2,546,793      6,807,347    6,255,224
                             ---------    ---------     ----------   ----------
  Total expenses             3,857,947    3,741,246     11,151,416   13,612,261

Income (loss) before income
   taxes                      (412,742)     663,710       (129,865)   1,156,129
Income taxes                         -            -             -             -
                             ---------    ---------     ----------   ----------
Net Income (loss)             (412,742)     663,710       (129,865)   1,156,129
                             =========    =========     ==========   ==========

Basic earnings per share:   $    (0.11)        0.14          (0.07)        0.23
                             =========    =========     ==========   ==========

Dilutive earnings per share:$    (0.11)        0.12          (0.07)        0.20
                             =========    =========     ==========   ==========

See accompanying notes to consolidated financial statements.

                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                September 30,       December 31,
ASSETS                                             1998                 1997
                                                (Unaudited)          (Audited)
Cash and cash equivalents                       $ 1,900,287          3,572,553
Receivables:
  Operating lease rentals                           338,058            115,930
  Floor plan receivables                          3,950,243          1,450,840
  Other                                           7,634,184          6,598,431
Net investment in direct financing
  leases and loans                               35,029,389         17,881,502
Investment in securitized receivables,
  including restricted cash                      11,234,104          7,799,195
Leased equipment, net of accumulated
  depreciation                                   10,169,046          4,188,097
Deposits on equipment                               209,844          1,370,326
Equipment and furniture, net of accumulated
  depreciation                                      677,874            720,725
Other assets                                        881,283          2,133,957
                                                 ----------         ----------
   Total assets                                 $72,024,312         45,831,556
                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $33,533,340         16,357,347
Accounts payable for equipment                   14,566,716          6,565,270
Accrued expenses and other liabilities            9,734,007          8,244,271
Deposits and advances                             3,235,422          2,415,476
Subordinated debt                                 5,000,000          5,000,000
                                                 ----------         ----------
   Total liabilities                             66,069,485         38,582,364
                                                 ----------         ----------
Stockholders' equity
  Preferred stock, $100 par value:
    authorized 250,000 shares, issued 25,000      2,500,000          2,500,000
  Common stock, $0.05 par value:
    authorized 10,000,000 shares; issued
    4,447,098 and 4,396,265 shares in
    1998 and 1997, respectively                     221,976            219,813
  Additional paid-in capital                      9,490,941          9,483,852
  Accumulated deficit                            (5,958,289)        (5,659,673)
  Unrealized gains on securities                          -          1,005,000
  Treasury stock, at cost, 94,200 shares
    in 1998 and 1997                               (299,801)          (299,800)
                                                 ----------         ----------
   Total stockholders' equity                     5,954,827          7,249,192
                                                 ----------         ----------

   Total liabilities and stockholders' equity   $72,024,312         45,831,556
                                                 ==========         ==========

See accompanying notes to consolidated financial statements.

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                Nine Months Ended September 30,
                                                       1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $ (129,865)     1,156,129
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation of leased equipment               1,915,389        432,514
      Other depreciation and amortization              281,254        207,971
      Non-cash gain on securitization               (1,165,196)    (1,372,348)
      Provision for credit loss                        150,000      4,000,000
  Changes in assets and liabilities:
      Rentals on leased equipment and other
        receivables                                 (3,624,747)     1,186,437
      Other assets                                     156,502      1,069,471
      Accrued expenses and other liabilities         1,489,736     (4,129,542)
                                                    ----------      ---------
Net cash provided by (used in) operating activities   (926,927)     2,550,632
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for lease            (115,125,964)  (111,535,545)
  Customer deposits and payments on direct
    finance leases and loans                         8,131,210      7,058,977
  Purchase of equipment and furniture                 (147,231)      (381,086)
  Investment in inventory finance receivables       (2,499,403)             -
  Proceeds from sales of finance receivables        91,879,557    142,183,656
                                                    ----------     ----------
Net cash provided by (used in)
  investing activities                             (17,761,831)    37,326,002

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                      9,249            563
  Preferred stock dividends                           (168,750)      (171,250)
  Net increase (decrease) in notes payable          17,175,993    (41,036,234)
                                                    ----------     ----------
Net cash provided by (used in) financing activities 17,016,492    (41,206,921)

Increase (decrease) in cash and cash equivalents    (1,672,266)    (1,330,287)

Cash and cash equivalents:
  Beginning of period                                3,572,553      7,063,398
                                                    ----------     ----------
  End of period                                    $ 1,900,287      5,733,111
                                                    ==========     ==========

Cash paid during the year for interest             $ 2,208,327      3,144,198
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

Certain reclassifications have been made to the 1997 financial statements to conform to the classifications used in the September 30, 1998 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ===============================================================
         Results of Operations
         =====================

Prime Capital Corporation, including its wholly owned subsidiaries, ("Prime" or the "Company") operates as a diversified specialty finance company that originates, acquires, aggregates and services loans, installment purchase agreements and leases ("financial contracts") primarily in the software/ information technology, medical, communications, specialty vehicle, and hospitality/gaming industries. Prime develops new business primarily through private label vendor finance programs with equipment manufacturers, dealers and distributors. The Company seeks to become an effective business partner with its clients by structuring and servicing comprehensive finance programs which contribute to the clients' growth and success. Prime funds its loan and lease receivables primarily by issuing asset-backed securities to institutional investors.

The operating results of Prime are primarily affected by the following
factors:   (1) the volume and pricing of financial contract activations,
(2) the amount and timing of financial contract sales, (3) the level of operating expenditures required to originate and service the volume of financial contract activations and sales, and (4) credit losses.

Currently, the Company has four warehouse credit facilities, including one true sale facility. The Company generally sells or assigns the Financial Contracts it acquires or originates through securitization and other structured finance transactions. Gains on the sale or securitization of Financial Contracts are included in fee income in the consolidated statement of operations. In the securitization transaction, the Company sells and transfers a pool of Financial Contracts to a wholly-owned, bankruptcy remote, special purpose subsidiary. This subsidiary in turn simultaneously sells and transfers its interest in the Financial Contracts to a trust which issues beneficial interests in the Financial Contracts in the form of senior and subordinated securities. The Company generally retains a residual interest in the Financial Contracts. Future revenues from the securitizations include fee income derived from servicing the securitization pool and interest income earned on cash reserve balances until all the contracts in the pool have expired.

Sales and Securitizations of Finance Receivables During the Nine Months Ended September 30, 1998 and 1997

The following table summarizes the sale and securitization of Financial Contracts completed during the nine months ended September 30, 1998 and 1997.

                                            Nine Months Ended September 30,
                                             (Amounts in thousands)
Description                  Date              1998         1997
---------------------     ---------------   ---------     ---------

Prime Finance
  Corporation 1997-A      March, 1997       $      -         77,428
Private Whole-loan Sale   September, 1997                    44,017
Prime Finance
  Corporations 1998-A-1   March, 1998
    and 1998-A-2                               38,937             -
True Sale Facility                             42,053             -
                                             --------      --------
Subtotal                                       80,990       121,445
Other sale transactions                        15,865        42,597
                                             --------      --------
Total                                       $  96,855       164,042
                                             ========      ========

In March 1998, equipment lease-receivables backed pay through notes were jointly issued by Prime Finance Corporation 1998-A-1 and Prime Finance Corporation 1998-A-2 (collectively referred as "PFC-1998A"), both wholly owned subsidiaries of the Company.

The initial principal amount of the notes issued by PFC 1998A totaled $106.1 million, which included $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years and $1.8 million of proceeds from the assignment of rentals and residual values of operating leases. Proceeds attributable to operating lease contracts are reported as debt in the Company's financial statements.

Results of Operations For The Nine Months Ended September 30, 1998 and 1997
===========================================================================

The Company activated financial contracts totaling $116.3 million in 1998, a decrease from the $117.7 million activated in 1997.

Fee income decreased $3.2 million, or 35.4%, to $5.9 million in 1998 from $9.1 million in 1997. This decrease is attributable to the higher than expected amount of financial contracts held on the balance sheet at September 30, 1998. These financial contracts will be available for sale in the fourth quarter. Fee income includes gain from the sale and securitization of financial contracts of $96.9 million in 1998 and $164.0 million in 1997. The 1998 gain from sale of contracts has been reduced by a $745,000 loss attributable to the $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years.

Fee income for 1998 also includes $1.9 million gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Direct financing lease income decreased $2.1 million, or 54.7%, to $1.8 million in 1998 from $3.9 million in 1997. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $1.6 million, or 198%, to $2.4 million in 1998 from $0.8 million in 1997. Depreciation of leased equipment increased $1.5 million, to $1.9 million in 1998 from $0.4 million in 1997.

Interest income decreased $39,000, or 5.3%, to $708,000 in 1998 from $747,000 in 1997.

Other income increased $71,000, or 33.2%, to $283,000 in 1998 from $212,000 in 1997.

Interest expense decreased $0.6 million, or 22.1%, to $2.3 million in 1998 from $2.9 million in 1997, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Provision for credit losses was $150,000 and $4.0 million in 1998 and 1997, respectively. (See "Credit Losses").

Selling, general and administrative expenses increased $0.6 million, or 8.8%, to $6.8 million in 1998 from $6.2 million in 1997. Employee compensation and related costs, including commissions, accounted for 62.2% and 61.5% of total selling, general and administrative expenses in 1998 and 1997, respectively. The Company had 75 and 68 employees at September 30, 1998 and 1997, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

Results of Operations For The Three Months Ended September 30, 1998 and 1997
============================================================================

The Company activated financial contracts totaling $38.6 million in 1998, a decrease of 9.4% from the $42.6 million activated in 1997. Financial contracts originated through formal vendor programs, however, grew 294% to $34.4 million from $11.7 million in the same quarter in 1997.

Fee income decreased $0.9 million, to $1.6 million in 1998 from $2.5 million in 1997. This decrease is attributable to the higher than expected amount of financial contracts held on the balance sheet at September 30, 1998. These financial contracts will be available for sale in the fourth quarter. Fee income includes gain from the sale and securitization of financial contracts of $22.9 million in 1998 and $81.3 million in 1997.

Direct financing lease income decreased $0.8 million, or 63.8%, to $0.5 million in 1998 from $1.3 million in 1997. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $0.8 million, to $1.1 million in 1998 from $0.3 million in 1997. Depreciation of leased equipment increased $692,000, to $865,000 in 1998 from $173,000 in 1997.

Interest income increased $53,000, or 30.4%, to $226,000 in 1998 from $173,000 in 1997.

Other income increased $23,000, or 28.2%, to $105,000 in 1998 from $82,000 in
1997.

Interest expense decreased $250,000, or 24.5%, to $772,000 in 1998 from $1,022,000 in 1997, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Selling, general and administrative expenses decreased $0.3 million, or 12.8%, to $2.2 million in 1998 from $2.5 million in 1997. Employee compensation and related costs, including commissions, accounted for 63.6% and 64.6% of total selling, general and administrative expenses in 1998 and 1997, respectively. The Company had 75 and 68 employees at September 30, 1998 and 1997, respectively.

Credit Losses
=============

Generally, an allowance for credit losses is established when financial contracts are sold or securitized in transactions where the Company retains recourse for losses, partial or otherwise. This initial estimate of future losses reduces the gain recorded at the time of sale. This allowance for credit losses is included as a reduction of the Company's investment in securitized receivables. If necessary, a provision for credit losses is charged against earnings to maintain the allowance for credit losses at an amount management believes necessary to absorb potential losses in the finance contract portfolio.

Management evaluates the adequacy of the allowance for credit losses by reviewing credit loss experience, delinquencies, the value of the underlying collateral, including third party guarantees or insurance recoveries, the level of finance contract portfolio, as well as general economic conditions.

An account is reported as charged-off at the time the account is to be repurchased under the Company's recourse obligations of a securitization or other structured financing transaction. The Company's recourse obligations generally require an account to be repurchased if the lessee or borrower declare bankruptcy, the collateral is repossessed, or the account becomes more than 120 days past due.

At the time an account is charged-off, the initial charge-off is recorded net of an estimated recovery that is expected to be realized in the future.
Examples of such recoveries include continuing payments from the lessee or borrower, payments from guarantors, proceeds from the sale of equipment or other collateral, and proceeds from insurance contracts. Estimated recoveries are included in other receivables and totaled $6.4 million at September 30, 1998 and $5.0 million at December 31, 1997.

During 1997, Prime identified certain customers who had experienced significant deterioration in their financial condition, which had adversely impacted their ability to repay the financial obligations to the Company. The estimated losses from these situations exceeded the balance of the allowance for credit losses. Consequently, during the year ended December 31, 1997, the Company recorded provisions for credit losses totaling $7.0 million.

Financial Condition
===================

The Company's financial condition will remain dependent upon certain critical elements. First, the Company must continue to be able to access the capital markets for recourse and non-recourse financing to fund future originations and acquisitions of financial contracts. Second, the Company must originate a sufficient volume of new business which is structured and priced in such a way so as to permit the Company to finance or sell those financial contracts for an amount which, in the aggregate, covers the Company's cost of operations, plus provides a return on stockholders' equity. Prime intends to utilize a combination of interim warehouse borrowing and long-term funding methodologies to provide it with borrowing and funding availability at competitive rates of interest. The long-term funding methodologies will include the continued discounting of individual financial contracts.

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


                        PRIME CAPITAL CORPORATION
                              (Registrant)





November 23, 1998          /s/ Vern E. Landeck__________________

                         Vern E. Landeck, Chief Financial Officer

                         Vern E. Landeck is
                         the Principal Financial and Accounting
                         Officer and has been duly authorized to
                         sign on behalf of the Registrant




November 23, 1998          /s/ James A. Friedman

                         James A. Friedman, Chief Executive Officer

EXHIBIT 11

                        PRIME CAPITAL CORPORATION
                    Computation of Earnings Per Share
                               (Unaudited)


                              Three Months Ended       Nine Months Ended
                                 September 30,          September 30,
                              1998         1997        1998        1997
                             ------------------------  ---------------------
Numerator:
  Net income (loss)           $ (412,742)     663,710     (129,865  1,156,129
  Preferred dividends            (55,625)     (56,250)    (168,750)  (168,750)
                               ---------    ---------     --------   --------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders         $ (468,367)     607,460     (298,615)   987,379
                               =========    =========    =========   ========
Denominator:
  Denominator for basic
  earnings per share-
  weighted average shares      4,351,016    4,292,165    4,343,869  4,291,850

Effect of dilutive securities:
  Options and warrants           527,991      580,299      570,330    568,730
                               ---------    ---------    ---------  ---------
Dilutive potential
  common shares                  527,991      580,299      570,330    568,730
                               ---------    ---------    ---------  ---------

Denominator for diluted
  earnings per share-
  adjusted weighted
  average shares and
  assumed conversions          4,879,007    4,872,650    4,914,199  4,860,580
                               =========    =========    =========  =========

Basic earnings per share      $    (0.11)        0.14        (0.07)      0.23
                               =========    =========    =========  =========

Diluted earnings per share    $    (0.11)        0.12        (0.07)      0.20
                               =========    =========    =========  =========


Options to purchase an average of 190,000 shares of common stock at prices between $4.25 and $6.00 per share in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase an average of 3,400 shares of common stock at $6.00 per share in 1997 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

This schedule contains summary financial information extracted from SEC Form 10QSB and is qualified in its entirety by reference to such financial statements. Individual data items on this schedule may not add up due to rounding.

[ARTICLE]5

[PERIOD-TYPE]                           9-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-START]                          JAN-01-1998
[PERIOD-END]                            SEPT-30-1998
[CASH]                                    1,900,287
[SECURITIES]                                      0
[RECEIVABLES]                            11,922,485
[ALLOWANCES]                             (3,014,188)
[INVENTORY]                                       0
[CURRENT-ASSETS]                                  0
[PP&E]                                    2,183,125
[DEPRECIATION]                           (1,505,252)
[TOTAL-ASSETS]                           72,024,312
[CURRENT-LIABILITIES]                             0
[BONDS]                                   5,000,000
[PREFERRED-MANDATORY]                             0
[PREFERRED]                               2,500,000
[COMMON]                                    221,976
[OTHER-SE]                                3,232,851
[TOTAL-LIABILITY-AND-EQUITY]             72,024,312
[SALES]                                           0
[TOTAL-REVENUES]                         11,021,551
[CGS]                                             0
[TOTAL-COSTS]                                     0
[OTHER-EXPENSES]                          8,722,736
[LOSS-PROVISION]                            150,000
[INTEREST-EXPENSE]                        2,278,680
[INCOME-PRETAX]                            (129,865)
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                        (129,865)
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                               (129,865)
[EPS-PRIMARY]                                 (0.07)
[EPS-DILUTED]                                 (0.07)