Form 10KSB
period 1998-12-31
PRIME CAPITAL CORP
filed 1999-05-28
CIK 791013

FORM 10-KSB
     U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

               ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Issuer's revenues for year ended December 31, 1998 were $15,074,298.

The approximate market value of stock held by non-affiliates was $3,745,500 based upon 2,248,258 shares held by such persons and a closing price of the Common Stock on May 24, 1999 of $1.6875. The number of shares outstanding of the Registrant's $0.05 par value common stock at December 31, 1998 was 4,467,840.

Exhibit Index is located on page 19.  The total number of pages is 43.

                    PRIME CAPITAL CORPORATION
                           FORM 10-KSB
                  YEAR ENDED DECEMBER 31, 1998
                              INDEX
Item
Number                                                       Page

                             PART I

1.     BUSINESS                                                2
2.     PROPERTIES                                              8
3.     LEGAL PROCEEDINGS                                       8
4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     8

                             PART II

5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS                                   8
6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                   9
7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            14
8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES                 14

                            PART III

9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     14
10.    EXECUTIVE COMPENSATION AND OTHER INFORMATION           15
11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                       17
12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         18
13.    EXHIBITS AND REPORTS ON FORM 8-K                       19

                        OTHER INFORMATION

       INDEPENDENT AUDITORS' REPORT                           19
       CONSOLIDATED BALANCE SHEETS                            20
       CONSOLIDATED STATEMENTS OF OPERATIONS                  21
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        22
       CONSOLIDATED STATEMENTS OF CASH FLOWS                  23
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             24
       EXHIBIT INDEX                                          38
       SIGNATURES FOR ELECTRONIC SUBMISSION                   39
       EXHIBIT 21:  SUBSIDIARIES OF THE REGISTRANT            41
       EXHIBIT 23:  CONSENT OF KPMG PEAT MARWICK LLP          42
       SIGNATURES                                             43
PART I

Item 1.   BUSINESS

General
-------

Prime Capital Corporation is a diversified specialty finance company that originates, aggregates and services loans, installment purchase agreements and leases ("Financial Contracts") primarily in the software, specialty vehicle, communications and medical industries. Prime Capital Corporation principally operates through its wholly-owned subsidiary, Prime Leasing, Inc. and has several wholly-owned subsidiaries including special purpose bankruptcy remote corporations that have been organized in order to complete the sale of certain asset-backed securities (collectively referred to as "Prime" or the "Company").

Prime develops new business through formal vendor finance programs with equipment manufacturers, dealers and distributors and, to a lesser degree, directly with end users. Prime seeks to become an effective business partner with its clients by creating comprehensive programs and structures to develop, promote and administer customer financing programs. Prime funds its loan and lease receivables primarily by issuing asset-backed securities to institutional investors.

Headquartered in Rosemont, Illinois, Prime's target markets are those which are underserved and underdeveloped, with the objective of developing niche markets that combine high growth potential with credit and collateral characteristics consistent with Prime's underwriting standards. Currently, management believes that the specialty vehicle and communications industries offer strong opportunity for accelerated growth.

Prime originates business through formal alliances with major vendors, distributors and others. As part of a re-engineering program that was initiated in 1997, Prime strengthened its operating platform processes by implementing a Time Based Response ("TBR") strategy that allows Prime to provide rapid and efficient execution of transactions. Also in 1997, Prime began its Inventory Floorplan and Leasing Programs for the specialty vehicle industry, with a division known as Capital Alliance Financial Services ("Capital Alliance").
The specialty vehicle industry includes hearses, limousines, and shuttle buses, among other commercial vehicles.

Prime differentiates itself through its sales culture, which continues to focus more on relationships rather than transactions. Salespeople are continually involved in assessing the needs of their clients, and the structuring of flexible financing options to promote the sale of its vendor's product.

Marketing/Origination Franchise
-------------------------------

Prime has shifted its origination philosophy from larger, one-off financing transactions to focus almost entirely on smaller ticket vendor programs. The development of formal relationships with quality vendors in niche markets allows Prime to leverage its vendor's sales organizations to gain access to end users without the high costs of establishing independent customer relationships. Vendor business further enhances the predictability of transaction flow and further improves control over credit risk by creating a more homogenous obligor base and standardized documentation. Prime's operating platform and information systems are key elements to its success and growth potential as a leading vendor finance company. An internet-based system to be launched in 1999 will allow customers to submit completed lease applications on-line and receive an expedited response from Prime's underwriting group.

Profitability of the Company is dependent on a number of factors, including the following; (a) the volume of originations of Financial Contracts ("Financial Contract Volume"), (b) on a short-term basis, the net interest spread between the cost of borrowing under the warehouse credit facilities and the all-inclusive interest rate on the Financial Contracts (the
"Short-Term Interest Spread"); and on a long-term basis, the difference between the implied rate or yield (after factoring in various components such as expenses, required reserves, subordination levels and the like) on the securitizations sponsored by the Company and the weighted average interest rate on the Financial Contracts sold into such securitizations, (c) the amount of credit losses arising from delinquencies and defaults on the Financial Contracts originated or purchased by the Company, and (d) the expenses incurred by the Company in the operation of its business, including salaries, commissions and other selling, general and administrative expenses (collectively, "SG&A Expenses").

The ability of the Company to generate an acceptable Financial Contract Volume is, itself, dependent upon a number of factors, including (i) the size, experience and expertise of its sales staff, (ii) the availability of sufficient amounts under the warehouse credit facilities to finance such Financial Contract volume, (iii) the underwriting disciplines of the Company to identify and reject unattractive credit risk in respect of a particular borrower or borrowers, (iv) the necessity of such Financial Contracts to meet the requirements and criteria of a securitization or other funding source and
(v) the competition in the financial market-place to provide financing to customers (including competition from commercial banks, finance companies and other suppliers of capital).

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

The ability of the Company to decrease or eliminate credit risk (and, thus, write-offs and write-downs of the assets) is highly dependent on an effective system (and the employment and retention of adequate personnel to implement and monitor such system) to review, analyze and assess both the credit quality of the borrowers and the continuing residual value of the equipment or other items which form the security for the Financial Contract. Securitization of a particular portfolio of Financial Contracts significantly reduces the Company's exposure to credit risk by transferring a substantial portion of such risk to the purchasers of the securities. Additionally, any substantial decrease in the credit quality of a previously-securitized portfolio will impact the ability of the Company to realize reserve fund amounts and would likely impact the ability of the Company to sell subordinated securities in future securitizations.

The ability of the Company to manage its expenses, including its SG&A expenses, is a major factor in determining profitability. Any decrease in such expenses must be balanced against the risk associated with possible defections of key personnel and inadequate staffing levels, particularly with respect to the sales personnel. The Company believes that some portion of its SG&A expenses is attributable to (i) the re-focusing of its product lines, (ii) the functional equivalent of research-and-development with respect to new products and services offered by the Company, and (iii) collection and litigation expenses related to defaulted Financial Contracts.

Marketing and Sales Activities
------------------------------

Prime's sales force focuses on providing specialty and high value-added financial products targeted to specific markets with an emphasis on programs producing predictable flow with homogenous characteristics and profitability. Financial contracts are originated by the following groups:

  Vendor Services Group. The vendor services group builds and maintains formal alliances with manufacturers or distributors of equipment or software, each of whom directly or indirectly control the distribution of such products. This allows Prime to capture the financing opportunity at the point of sale and creates a steady flow of originations. The typical transaction size ranges from $25,000 to $2,000,000.

  Specialty Vehicle Division. Capital Alliance, is principally engaged in the lease financing of professional vehicles to commercial end-users. Capital Alliance finances and services dealer or distributor originated leases for funeral cars, limousines, and shuttle buses to various end-users, including funeral homes, hotel and motel properties, airport shuttle operations and corporations. Secured inventory financing (floorplanning) is offered to select dealers, distributors and manufacturers where it enhances Capital Alliance's position as the primary financing source for lease fundings in its niche markets. A typical transaction size ranges from $10,000 to $80,000.

Prime has developed considerable expertise in servicing the financing needs of its core customers as well as the corresponding need for equipment manufacturers to arrange financing for their customers. Prime has established a niche in markets underserved by the traditional capital providers and has achieved beneficial synergies with vendors and providers of capital.

Credit Underwriting
-------------------

In its second quarter 1997 report Form 10QSB, Prime disclosed that it had identified customers who had experienced significant deterioration in their financial condition thereby adversely impacting their ability to repay financial obligations to Prime. As a result, Prime initiated a special review of its underwriting process. As part of this special review all troubled transactions were re-underwritten, certain underwriting criteria were adjusted and applied to new business, and the size of the collection staff was increased. A common element to the significant credit losses taken in 1997 and further provided for in 1998, is that they relate to contracts underwritten in 1996 and early 1997. Financial Contracts originated before and after that time period have performed in line with expectations.

Prime performs a credit review of prospective customers through an examination of their financial statements and credit history. Prime's at-risk portfolio is composed of approximately 4,400 leases with 3,200 lessees/borrowers and has a net investment balance of approximately $257.8 million as of December 31, 1998.

See Management's Discussion and Analysis of Financial Condition and Results of Operations, Credit Losses.

Corporate Operations and Portfolio Servicing
--------------------------------------------

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

Lease Terms and Conditions
--------------------------

Substantially all leases and loans written by Prime are non-cancelable, triple-net, full payout leases or loans under which the aggregate rental due during the initial lease term exceeds the acquisition cost of the related equipment.
During 1998, initial contract terms ranged from 12 to 84 months, with approximately 94.5% of the Contracts having an initial term of 24 to 60 months and the weighted average yield for all Financial Contracts was 9.77% per annum with a weighted average initial term of 52 months.

In substantially all cases, lessees or borrowers are obligated to: (i) remit all rents due regardless of the performance of the equipment; (ii) operate the equipment in compliance with the manufacturer's instruction manuals and governmental rules and regulation; (iii) maintain and service the equipment;
(iv) insure the equipment against casualty loss and provide public liability coverage for bodily injury and property damage; and (v) pay directly or reimburse the lessor for any property, use or similar taxes associated with the equipment.

Under each lease or loan agreement, in the event of a default by a lessee or borrower, Prime may declare the lease or loan in default and pursue its contractual remedies, including repossession of the equipment.

The lease or loan agreement gives the lessee or borrower the right to enforce the warranties made by equipment vendors and manufacturers. Prime makes no representations or warranties to the lessee or borrower regarding marketability, fitness for any purpose, condition, quality, delivery or installation of the equipment. The equipment is delivered from the supplier directly to the lessee or borrower and, following the lessee's or borrower's acceptance of the equipment, Prime pays the purchase price to the supplier. In the case of operating leases, Prime maintains title to the equipment throughout the lease term, while in the case of finance leases and loans, Prime maintains a lien and perfected security interest in the equipment throughout the term of the loan. A lease may also provide for the renewal of the lease and/or the purchase of the equipment at the end of the initial lease term.

Residual Terms
--------------

Prime has standardized its lease contracts in the following four categories:

Balloon Payment: Under this provision the lessee, equipment vendor or dealer is obligated to purchase the leased equipment at the end of the lease term for a predetermined price which is greater than the monthly rental payment paid by the lessee during the term of the lease. The amount of the final balloon payment is an unconditional promise of the lessee, vendor or dealer.

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

Prime also structures certain financing transactions as loans with a note and security agreement as the underlying documentation. Loan agreements require the full amortization of the equipment cost (generally the loan principal balance) during the term of the agreement. Title to the equipment is held by the borrower, with Prime having a perfected security interest in and lien upon the equipment. Upon maturity, the security interest is released and the equipment is owned by the borrower.

Financial Contract Volumes
--------------------------

During 1998, approximately 95.3% of the number of Financial Contracts originated had an initial contract balance of less than $100,000. The following table summarizes the number and amount of Financial Contracts originated during the three most recent years:


                                    For the years ended December 31,
                                    1998          1997          1996
Total amount financed           $  160,349,508   144,142,162  181,748,636
Number of contracts                      2,911         1,143          498
Average contract amount                 55,084       126,109      364,957

The assets that Prime finances for its clients varies within the software/ information technology, specialty vehicle, telecommunications and medical industries.

                                    For the years ended December 31,
                                   1998           1997         1996
Channel of Origination:
  Direct transactions            $  21,418,056    54,602,425   70,938,413
  Vendor Programs                  118,212,408    52,870,228   30,493,679
  Broker transactions               20,719,044    36,669,509   80,316,544
                                   -----------   -----------  -----------
                                 $ 160,349,508   144,142,162  181,748,636
                                   ===========   ===========  ===========


                                    For the years ended December 31,
                                   1998            1997        1996
Originations by Industry:
  Medical                        $   4,231,722    35,664,074   59,536,625
  Physician Practice Acquisitions   15,000,000    19,701,715   27,500,000
  Software/Information Technology   64,517,567    31,250,020   29,521,994
  Telecommunications                 7,397,719    27,359,927    7,210,779
  Specialty Vehicle                 42,065,401     3,987,358      367,140
  Other                             27,137,099    26,179,068   57,612,098
                                   -----------   -----------  -----------
                                 $ 160,349,508   144,142,162  181,748,636
                                   ===========   ===========  ===========
Customers
---------

Since its inception, the Company has entered into financing transactions with over 4,400 customers.

Employees
---------

As of December 31, 1998, the Company had 76 employees, none of whom were represented by a labor union.

Competition
-----------

The equipment leasing and related businesses of the Company are highly competitive. Many firms are engaged in the same types of businesses as the Company, including (i) finance divisions, affiliates and subsidiaries of equipment manufacturers, (ii) banks, their affiliates or subsidiaries, several of which lend funds to the Company, (iii) other leasing and finance companies,
(iv) companies and state agencies which sponsor tax-exempt financing or other investor programs for the acquisition and lease of equipment and (v) independently formed partnerships of individuals or corporations operated for the specific purpose of leasing equipment. Many of these organizations have greater financial or other resources than the Company and, therefore, may be able to obtain funds on terms more favorable than those available to the Company.

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

Forward-Looking Statements
--------------------------

This Form 10-KSB contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-KSB, the words and phrases "expects", "intends", "believes", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements.
The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements.

Item 2.     PROPERTIES

The Company's leased corporate headquarters occupied approximately 14,500 square feet of space in an office building located in Rosemont, Illinois (a suburb of Chicago) near O'Hare International Airport. The lease, which expired on December 31, 1996, has been extended pursuant to a seven-year renewal. In 1997, the Company exercised its option to lease 4,900 square feet of additional space contiguous with the existing space. The Company also leases nine smaller sales offices throughout the United States.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

(a)  Market Information

The Common Stock is traded on the NASDAQ SmallCap Market System under the symbol: PMCP. The following table summarizes the quarterly price range of the Common Stock for 1998 and 1997:


                          1998                      1997
                    ------------------      ------------------
         Quarter     High         Low         High        Low
         -------    -------     -------     -------     -------
         First      $ 6          $4 1/2       6 1/8       4

         Second       6           4           7 1/2       4 3/4

         Third        4 5/16      2 1/2       6 1/4       4 7/8

         Fourth       3           1 1/2       6 5/8       5


(b)  Holders

As of December 31, 1998, there were approximately 400 holders of record of common stock.

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

Sales and Securitization of Financial Contracts
Completed During the Years Ended December 31, 1998, 1997, and 1996
------------------------------------------------------------------

Once a Financial Contract is activated, it is generally funded through a warehouse finance facility until it is sold through securitization. Warehousing a contract for a period of time results in increased rentals on leased equipment or direct finance lease income and correspondingly increased interest expense and, if the contract is an operating lease, depreciation on leased equipment.
When contracts are accumulated to a certain level and sold into securitization, the Company recognizes fee income from the gain on securitization and ceases to recognize direct finance lease income and interest expense associated with the sold contracts. Future revenues from the securitizations include fee income derived from servicing the securitization pool and interest income earned on cash reserve balances until all the contracts in the pool have expired.

Sale of a contract to a third party results in immediate fee income.

The following table summarizes the sale and securitization of Financial
Contracts completed during the years ended December 31, 1998, 1997, and 1996.

                                           Years Ended December 31,
                                           (Amounts in thousands)
Description                  Date          1998      1997      1996
----------------------   --------------- --------- --------- ---------
Prime Finance
  Corporation 1995-A    January, 1996           0          0    85,273
Prime Finance
  Corporation 1996-A    December, 1996          0          0    66,322
Prime Finance
  Corporation 1997-A    March, 1997             0     77,476         0
Private whole-loan
  sale                  September, 1997         0     44,017         0
Prime Finance Corporations
  1998-A-1 and 1998-A-2 March, 1998        38,937          0         0
                                         --------- ---------  --------
   Subtotal                                38,937    121,493   151,595

True sale facility      Various            65,074     12,091         0

Other sale transactions Various            37,389     44,046    36,382
                                         --------- ---------  --------
   Total                                $ 141,400    177,630   187,977
                                         ========   ========   =======

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

The Company has incurred charge-offs totaling $2,675,000, $8,178,000 and $240,000 during 1998, 1997, and 1996, respectively. The significant increase from 1996 to 1997 was primarily caused by a small number of customers that represented a relatively significant investment in the Company's various pools of securitized receivables. Furthermore, the 1998 charge-offs predominately stemmed from contracts that had been originated by third-party broker-business originated between May 1996 through May 1997.

When recording charge-offs, legal fees and other costs reduce estimated recoveries. Legal fees paid including pro-rata trustee or receiver fees withheld from settlements, were approximately $1,212,000 and $845,000 in 1998 and 1997, respectively. However, salaries paid to employees directly associated with pursuing recoveries are expensed as incurred; such costs exceeded $200,000 during 1998. Furthermore, management estimates that costs indirectly related to pursuing these recoveries totaled at least $300,000 during 1998.

The Company has recorded additional provisions for credit losses totaling
$4,300,000, $7,000,000 and $342,000 during 1998, 1997 and 1996, respectively.
These provisions were recorded to replenish the allowance for credit losses, and are exclusive of the Company's policy to record provisions against current period new business originations. The allowance for credit losses totaled
$5.7 million and $2.5 million at December 31, 1998 and 1997, respectively.
With additional provisions for credit losses totaling $11.3 million during 1997 and 1998, management believes that it has adequately reserved for its future credit losses, including potential charge-offs that might stem from contracts originated by third-party broker-business between May 1996 and May
1997.

Adjusted Results of Operations
------------------------------

Net income from operations for the year ended December 31, 1998, would have been $87,000, after adding back the above-mentioned provision for credit losses and the $500,000 of costs associated with the mitigation of credit losses.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997
-----------------------------------------------------------------------

The Company activated Financial Contracts totaling $160.3 million in 1998, an increase of 11.2% from the $144.1 million activated in 1997.

Fee income decreased $4.5 million, or 43.4% to $5.8 million in 1998 from $10.3 million in 1997. Fee income primarily relates to gains from the sale or securitization of Financial Contracts. The initial value of the contracts sold or securitized was $141.4 million and $177.6 million in 1998 and 1997, respectively.

Direct financing lease income decreased $2.2 million, or 48.7%, to $2.3 million in 1998 from $4.5 million in 1997. This decrease is attributable to a shorter holding period of Financial Contracts resulting in lower average contract balances held in the warehouse.

Rentals on leased equipment increased $2.3 million to $3.3 million in 1998 from $1.0 million in 1997. There was a corresponding increase in depreciation of leased equipment of $2.1 million, to $2.6 million in 1998 from $0.5 million in 1997.

Interest income increased $0.3 million, or 35.8%, to $1.3 million in 1998 from $1.0 million in 1997.

Other income increased $2.0 million to $2.3 million in 1998 from $300,000 in 1997. The increase was attributable to a $1.9 million gain from the sale of warrants.

Interest expense decreased $0.3 million, or 8.0%, to $3.2 million in 1998 from $3.5 million in 1997. Interest related to subordinated debt totaled $631,944 in 1998. (See "Liquidity and Capital Resources.")

The Company recorded a provision for credit losses of $4.3 million in 1998, compared with a $7.0 million provision recorded in 1997. (See "Credit
Losses.")

Selling, general and administrative expenses increased $1.0 million, or 11.2%, to $9.6 million in 1998 from $8.6 million in 1997. Employee compensation and related costs, including commissions, accounted for 63.8% and 66.6% of total selling, general and administrative expenses in 1998 and 1997, respectively.
The Company had 76 and 62 employees at December 31, 1998 and 1997, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced Financial Contract portfolio. Also, during 1997 selling, general and administrative expenses had been reduced by $328,000, which represents the net effect of capitalizing initial direct costs of Financial Contracts. No such reduction was recorded during 1998.

As a result of the factors described above, the net loss from operations was $4.7 million in 1998 and $2.6 million in 1997. The net loss allocated for common shareholders includes dividends declared payable to holders of preferred stock. Preferred stock dividends declared payable were $228,000 and $229,000 in 1998 and 1997, respectively. (See "Liquidity and Capital
Resources.")

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996
-----------------------------------------------------------------------

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

As a result of the factors described above, operations produced a net loss of $2.6 million in 1997 compared with net income of $4.0 million in 1996. Earnings available for common shareholders includes dividends declared payable to holder of preferred stock. Preferred stock dividends declared payable were $229,000 and $56,000 in 1997 and 1996, respectively. (See "Liquidity and Capital
Resources.")

Liquidity and Capital Resources
-------------------------------

Prime conducts its business in a manner designed to conserve its working capital and minimize its credit exposure. The Company does not purchase equipment or disburse funds until: (1) it has received an executed lease or loan agreement from its customer, and (2) it has determined that the lease or loan agreement (a) can be discounted with a bank or financial institution on a non-recourse basis, or (b) meets the origination standards established for a securitized pool.

In October, 1996, Prime raised additional capital by completing a private sale of $5.0 million principal amount of five year, 12.5% subordinated debentures and $2.5 million of 9% preferred stock to Banc One Capital Corporation ("BOCC"), a subsidiary of Bank One Corporation. As part of the transaction, BOCC also received warrants to purchase 499,606 shares of Prime Capital's common stock at $1.00 per share.

In November 1997, the Company entered into a $75.0 million credit facility.
In December, 1998, the total amount of available credit was increased to $100.0 million. The facility allows the Company, on an ongoing basis, to transfer and sell finance lease receivables to a wholly-owned, bankruptcy remote, special purpose entity, Prime Receivables Finance Corporation I, which will sell such receivables to one or more trusts. Each trust will issue two classes of certificates of beneficial ownership, a senior certificate and a residual interest that will be owned by the Company. Transfers and sales of finance lease receivables pursuant to the facility are accounted for as sales under generally accepted accounting principles and the related gains on the sale are recognized on the date of such transfers.

At December 31, 1998, the Company had credit available totaling $88.0 million under three other credit facilities. At December 31, 1998, $17.2 million was utilized under these facilities. These credit facilities will be used to fund
Financial Contracts that arise during the normal course of business. During the first and second quarters of 1999, $78 million of these facilities expired.
The Company plans to negotiate the renewal of these facilities in the second calendar quarter of 1999.

On May 4, 1999, the Company completed the sale of Financial Contracts by issuing asset-backed notes. The notes were issued through the Company's wholly-owned subsidiaries, Prime Finance Corporation 1999-A-1 and Prime Finance Corporation
1999-A-2. The initial aggregate principal amount of the notes was $74.0 million. Proceeds from the issuance of the notes were used to reduce borrowings under several of the Company's warehouse credit facilities and to increase working capital.

Management believes that in order to meet the expected growth in new business, the Company will require additional capital resources to supplement the expected cash flows of its operating activities and anticipated borrowings under its warehouse credit facilities. Prime expects to continue using securitization as a means of permanently funding a significant portion of its Financial
Contracts. The Company is exploring other sources of liquidity to satisfy its ongoing need for additional capital resources.

Year 2000 Compliance
--------------------

Year 2000 compliance refers to the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1999. Failure to address this problem could result in system failures and the generation of erroneous data.

The Company believes that its information technology ("IT") systems are year
2000 compliant. The Company also has several non-IT systems, including voice mail and phone systems, which use dates electronically that are being reviewed for compliance. The Company expects to have all systems year 2000 compliant by the end of the second quarter of 1999 and plans to complete comprehensive, full system testing in the second quarter of 1999. The Company believes that significant third parties in which the Company conducts business with, including parties to the Company's credit facilities, are or will be year 2000 compliant by January 1, 1999.

The Company has not prepared estimates of costs for the correction of year 2000 issues. Based on information available at this time, including the year 2000 compliance status of information technology systems as well as the anticipated replacement costs for non-compliant systems, the Company does not believe that the cost will have a material adverse effect on the Company's results of
operations or financial condition.   However, there can be no assurance of
unforeseen problems in its own computer systems or computer systems of third parties with which the Company conducts business. Such problems, depending on the extent and nature, could materially and adversely effect the Company's operations and financial condition. For each primary counterparty upon which the Company relies, there are alternate providers of such services in the marketplace.  Based on its assessment of the year 2000 issue to date, the
Company has not developed a contingency plan. However, the Company continues to evaluate the impact of year 2000 issues and will create a contingency plan if considered warranted.


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of the registrant and the report thereon of KPMG LLP are filed as part of this annual report on Form 10-KSB:

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Operations - Years ended December 31, 1998,
       1997 and 1996

     Consolidated Statements of Stockholders' Equity - Years ended December 31,
       1998, 1997 and 1996

     Consolidated Statements of Cash Flows - Years ended December 31,
       1998, 1997 and 1996

     Notes to Consolidated Financial Statements

Item 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURES

Not applicable.

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                       Directors of the Registrant

                      Principal Occupation During Past
Director
Name                  Five Years and Other Information    Age      Since

James A. Friedman     President and Chief Executive        53       1978
                      Officer of the Company or its
                      predecessor since November 1978.

Mark P. Bischoff      Senior Managing Partner of           52       1996
                      Bischoff & Swabowski,Ltd. since
                      1988; Secretary of the
                      Board of Directors and Outside
                      General Counsel of the Company
                      since 1986.

William D. Smithburg  Retired Chairman, President and      60       1986
                      Chief Executive Officer of The
                      Quaker Oats Company;  Director of
                      Abbott Laboratories, The
                      Northern Trust Company, The Flying
                      Food Group and Corning Incorporated.

John R. Walter        Chairman of the Board of Manpower,   52       1988
                      Inc.  Retired President and Chief
                      Operating Officer of AT&T Corporation
                      and Former Chairman, President and
                      Chief Executive Officer of R.R.
                      Donnelley; Director of Abbott
                      Laboratories, Deere & Company,
                      Celestica, Inc., Manpower, Inc.,
                      Cornerstone Brands and Jones Lang
                      LaSalle, Inc.

Robert R. Youngquist  Practicing Orthodontist and owner    50       1978
D.D.S.                of Robert R. Youngquist D.D.S.,
                      Ltd. during the past eight years.



                      Executive Officers of the Registrant

                      Principal Occupation During Past Five
Name of Officer            Years and Other Information               Age

James A. Friedman   President and Chief Executive Officer of          53
                    the Company or its predecessor since
                    November 1978.

John W. Altergott   Senior Vice President of the Company              39
                    since January 1996.  Vice President of
                    the Healthcare Finance Group of Prime
                    Capital Corporation since March 1988.

Vern E. Landeck     Vice President and Chief Financial                40
                    Officer of the Company since July 1997.
                    Vice President - Treasurer of the Company
                    from June 1996 through June 1997.
                    President of  Atlantic Capital Exchange,
                    Inc. 1988 to 1996.


Item 10.  EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table shows all the cash compensation paid or to be paid by the Company or any of its subsidiaries, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the President and Chief Executive Officer, and the highest paid executive officers of the Company whose compensation was at least $100,000 for the last fiscal year in all capacities in which they served:


                                          SUMMARY COMPENSATION
TABLE

                            Annual Compensation          Long-Term Compensation
                        =======================================================
                                                           Awards   Payouts

  (a)              (b)   (c)      (d)     (e)     (f)        (g)     (h)    (i)
                                          Other                             All
                                          Annual  Restricted               Other
Name and                                  Compen-   Stock Options/ LTIP  Compen-
Principal Position Year  Salary   Bonus   sation   Award(s)  SAR  Payouts sation
                          ($)     ($)     ($)     ($)               ($)     ($)
James A. Friedman
President and      1998   365,000           4,932
Chief Executive    1997   361,710           6,135
Officer            1996   296,050

John W. Altergott  1998   157,800          152,121
Sr. Vice President 1997   157,800          257,646
                   1996    97,500          195,849          50,000

Philip M. Dinielli 1998   108,720  15,150    9,913
Vice President     1997   114,276  28,706   36,295
                   1996    94,222           87,965

Thomas R. Ehmann   1998   150,000
Vice President,    1997    41,589 (1)                       35,000
Finance

Vern E. Landeck    1998   111,042  36,350                   10,000
Vice President and 1997    83,246  51,350
Chief Financial    1996    53,643                           20,000
Officer

(1)  Mr. Ehmann's employment commenced in September, 1997.


               Aggregated Option/SAR Exercises in Latest Fiscal Year
                           and FY-End Option/SAR Values

(a)               (b)              (c)           (d)        (e)
Name           Shares Acquired   Value       Number of      Value of Unexercised
               on Exercise (#)  Realized($)  Unexercised    In-the-Money Options
                                             Options at         at FY-End ($)
                                             FY-End             (#Exercisable/
                                             Exercisable/        Unexercisable)
                                             Unexercisable

John W. Altergott                          118,334/16,666    $264,493 / $20,833
Vern E. Landeck                             13,334/16,666      16,668 /  20,833
Thomas R. Ehmann                            11,667/23,333           0 /       0



Director's Compensation
-----------------------

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

Employment Agreements
---------------------

With the exception of Mr. Friedman, the Company has entered into employment agreements with each of the executive officers of the Company to assure the continued service of such persons. Each of the agreements are substantively similar, except with regard to compensation. Such agreements generally provide for a one-year term of employment automatically renewable unless otherwise terminated. The executive may terminate his employment at any time upon appropriate notice. The executive agrees to be bound by certain confidentiality, non-solicitation and non-compete provisions contained in the respective agreements.

Compensation Pursuant to Plans
------------------------------

The Company has adopted the 1984 Incentive Stock Option Plan (the "ISO Plan"), the 1986 Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), the 1987 Stock Option Plan (the "1987 Plan") and the 1997 Plan. All descriptions of the various plans are qualified in their entirety by reference to the actual Plan documents which are available for examination.

The 1997 Plan supercedes and replaces the ISO Plan, the Non-Qualified Plan and the 1987 Plan (collectively, the "Former Plans"). No additional stock options can be granted under the Former Plans. Any unexercised options granted under the Former Plans that expire or are otherwise terminated pursuant to the terms of the Former Plans shall be immediately made available for the grant of new options under the 1997 Plan.

The 1997 Plan is administered by the Board of Directors. The Board selects eligible persons for participation and determines the number of shares to be subject to option, the per share option price, the time and conditions of exercise, the vesting rights of the optionee, the repurchase rights of the Company, and all other terms and conditions of the options not specified in the 1997 Plan. The Board interprets the provisions of the 1997 Plan, may prescribe rules for its operation, and any such interpretation or rule will be final and conclusive as to all parties. The Board may delegate the responsibility for the administration of the 1997 Plan to the Compensation Committee.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Current Ownership
-----------------

The following table sets forth certain information as of December 31, 1998 with respect to the beneficial ownership of the Company's common stock by each stockholder or group known by the Company to be the beneficial owner of more than 5% of its outstanding common stock, by each Director, and by all Executive Officers and Directors as a group. The information is based, in part, on data furnished by such Executive Officers, Directors and stockholders. The address of each holder of more than 5% of the Company's common stock other than Banc Once Capital Corporation, First Financial Fund, Inc. and Wellington Management Company is O'Hare International Center, 10275 West Higgins Road, Rosemont, Illinois 60018. The address for Banc One Capital Corporation is 150 E. Gay Street, Columbus, Ohio 43215. The address for Wellington Management Company is 75 State Street, Boston, Massachusetts 02109. First Financial Fund, Inc.'s address is One Seaport Plaza, 25th Floor, New York, New York 10292.

Name of                           Amount and Nature
Beneficial Owner                of Beneficial Ownership     Percent of Class
================                =======================     ================
James A. Friedman (1)               2,205,425                    49.4%
Mark P. Bischoff  (2), (3)            486,642                    10.9%
John W. Altergott (2)                 118,334                     2.6%
William D. Smithburg (2)               43,667                     1.0%
Robert R. Youngquist, D.D.S. (2),(4)   36,666                       *
Vern E. Landeck (2)                    13,334                       *
Thomas R. Ehmann (2)                   11,667                       *
Banc One Capital Corporation (6)      499,606                    11.2%
First Financial Fund, Inc. (5)        330,000                     7.4%
All Executive Officers and Directors
as a group (7 persons) (2)          2,455,759                    55.0%

* Less than 1%

(1) Includes 459,975.67 shares owned by a trust for the benefit of Mr. Friedman's children (the "Childrens Trust") for which Mr. Friedman disclaims beneficial ownership. The named trustee of the trust is Mark
     P. Bischoff.
(2) Includes outstanding options which are currently exercisable with respect to the following named individuals or groups: Mr. Bischoff, 16,667 shares; Mr. Smithburg, 29,167 shares; Mr. Youngquist, 16,667 shares; Mr. Landeck, 13,334 shares; Mr. Altergott, 118,334 shares; Mr. Ehmann, 11,667 shares. All Executive Officers and Directors as a group, 189,169 shares.
(3) Includes 459,975.67 shares owned by the Childrens Trust for which Mr. Bischoff is trustee but for which he disclaims beneficial ownership.
(4) Includes 15,000 shares held in a pension plan of which Dr. Youngquist is a fiduciary and for which Dr. Youngquist disclaims beneficial ownership.
(5) According to Schedules 13G filed with the Securities and Exchange Commission on February 12, 1999, First Financial Fund, Inc., an investment company, is the beneficial owner of such shares, and Wellington Management Company, LLP, its investment advisor, may also be deemed to be a beneficial owner of those shares.
(6) Consists of warrants to purchase 499,606 shares of the Company's common stock.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no family relationships among the Directors and Executive Officers of the Company.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

1.   Financial Statements

The following financial statements of Prime Capital Corporation and subsidiaries are filed as part of this annual report on Form 10-KSB:

                                                Sequential
                                                 Page No.
                                                ----------
   a) Independent Auditors' Report                  19

   b) Consolidated Balance Sheets as of
          December 31, 1998 and 1997                20

   c) Consolidated Statements of Operations
      for the years ended December 31, 1998,
      1997 and 1996                                 21

   d) Consolidated Statements of Stockholders'
      Equity for the years ended
      December 31, 1998, 1997 and 1996              22

   e) Consolidated Statements of Cash Flows
      for the years ended December 31, 1998,
      1997 and 1996                                 23

   f) Notes to Consolidated Financial Statements    24

2.    Exhibits

The exhibits filed in response to Item 601 of Regulation S-B as part of this Annual Report on Form 10-KSB are listed in the Exhibit Index on pages 39 through 40.

3.    Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of the Company's fiscal year ended December 31, 1998.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Prime Capital Corporation:

We have audited the accompanying consolidated balance sheets of Prime Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Prime Capital Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


KPMG LLP

Chicago, Illinois

May 20, 1999

                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                                December 31,
                                        --------------------------
ASSETS                                       1998             1997
                                         -------------   ------------
Cash and cash equivalents                $ 2,265,780       3,572,553
Receivables:
 Operating lease rentals                     143,371         115,930
 Inventory finance receivables             5,659,700       1,450,840
 Other                                     4,386,922       6,598,431
Net investment in direct financing
 leases and loans                         26,712,504      17,881,502
Investment in securitized receivables,
 including restricted cash                12,388,932       7,799,195
Leased equipment, net of accumulated
 depreciation                             10,217,831       4,188,097
Deposits on equipment                         91,082       1,370,326
Equipment and furniture, net of
 accumulated depreciation                    715,326         720,725
Other assets                               1,554,105       2,133,957
                                           ----------      ----------
  Total assets                           $64,135,553      45,831,556
                                          ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                             27,645,329      16,357,347
Accounts payable for equipment            16,106,095       6,565,270
Accrued expenses and other liabilities    11,586,839       8,244,271
Deposits and advances                      2,455,803       2,415,476
                                           ----------     ----------
                                          57,794,066      33,582,364
Subordinated debt                          5,000,000       5,000,000
                                          ----------      ----------
  Total liabilities                       62,794,066      38,582,364
                                          ----------      ----------
Stockholders' equity
Preferred stock $100 par value:
 authorized 250,000 shares;
 issued 25,000 shares                       2,500,000      2,500,000
Common stock, $0.05 par value:
 authorized 10,000,000 shares;
 issued 4,467,840 and 4,396,265
 shares in 1998 and 1997, respectively        223,392        219,813
Additional paid-in capital                  9,518,356      9,483,852
Accumulated deficit                       (10,600,461)    (5,659,673)
Accumulated other comprehensive income              0      1,005,000
Treasury stock, at cost; 94,200 shares
 at December 31, 1998 and 1997               (299,800)      (299,800)
                                           ----------      ---------
  Total stockholders' equity                1,341,487      7,249,192
Total liabilities and
  stockholders' equity                    $64,135,553     45,831,556
                                           ==========     ==========

See accompanying notes to consolidated financial statements



                       PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Operations
                                 Years Ended December 31,
                          ------------------------------------
                                1998       1997         1996
                          ------------ ----------- -----------
Revenues:
Fee Income                $ 5,822,699   10,296,305  10,087,077
Direct finance leases
 and loans                  2,324,405    4,534,897   3,514,885
Rentals on operating
 leases                     3,324,294      987,574   1,158,419
Interest income             1,312,834      966,925   1,057,437
Other income                2,290,066      300,769     454,211
                          -----------   ----------  ----------
 Total revenues            15,074,298   17,086,470  16,272,029
                          -----------   ----------  ----------

Expenses:
Depreciation of leased
 equipment                  2,643,813      513,193     607,795
Interest                    3,239,910    3,521,361   3,650,901
Selling, general and
 administrative             9,603,863    8,640,037   7,645,275
Provision for credit losses 4,300,000    7,000,000     342,000
                           ----------   ----------  ----------
 Total expenses            19,787,586   19,674,591  12,245,971

Income (loss) before income
 taxes and dividends       (4,713,288)  (2,588,121)  4,026,058
Income taxes                        0            0           0
                           ----------    ---------   ---------
Net income (loss)        $ (4,713,288)  (2,588,121)  4,026,058
                           ==========    =========   =========
Basic earnings (loss) per
 share                   $      (1.14)       (0.66)       0.93
                          ===========  =========== ===========
Diluted earnings (loss)
 per share               $      (1.14)       (0.66)       0.85
                          ===========  =========== ===========

See accompanying notes to consolidated financial statements.


              PRIME CAPITAL CORPORATION AND SUBSIDIARIES
             Consolidated Statements of Stockholders' Equity
              Years Ended December 31, 1998, 1997 and 1996

                                                          Accumulated
                                     Additional            Comprehen-              Other          Total
                 Preferred    Common  paid-in   Treasury  sive Income Accumulated  Comprehensive  Shareholders'
                 Stock        Stock   capital    Stock       (Loss)    Deficit     Income (Loss)  Equity

Balance at
December 31, 1995         0   218,718 9,681,225  (299,800)              (6,813,235)         0      2,786,908

Comprehensive income:
  Net income              0         0         0         0   4,026,058    4,026,058          0      4,026,058
                                                            ---------
Comprehensive income      0         0         0         0   4,026,058            0          0
Dividends - preferred     0         0         0         0                  (55,625)         0        (55,625)
Exercise of options       0       500     2,163         0                        0          0          2,663
Issuance of preferred
 stock            2,500,000         0  (202,713)        0                        0          0      2,297,287
                  ---------   ------- ---------  ---------                --------    --------     ---------
Balance at
December 31, 1996 2,500,000   219,218 9,480,675  (299,800)              (2,842,802)         0      9,057,291

Comprehensive loss:
  Net loss                0         0         0          0 (2,588,121)  (2,588,121)         0     (2,588,121)
  Net change in unrealized
    gains on securities   0         0         0          0  1,005,000            0  1,005,000      1,005,000
                                                            ---------
Comprehensive loss        0         0         0          0 (1,583,121)           0          0
Dividends preferred       0         0         0          0                (228,750)         0       (228,750)
Exercise of options       0       595     3,177          0                       0          0          3,772
                  ---------   ------- ---------  ---------               ---------   --------      ---------
Balance at
December 31, 1997 2,500,000   219,813 9,483,852   (299,800)             (5,659,673) 1,005,000      7,249,192

Comprehensive loss:
  Net loss                0         0         0          0 (4,713,288)  (4,713,288)         0     (4,713,288)
  Net change in unrealized
    gains on securities   0         0         0          0 (1,005,000)           0 (1,005,000)    (1,005,000)
                                                            ---------
Comprehensive loss        0         0         0          0 (5,718,288)           0          0
Dividends preferred       0         0         0          0                (227,500)         0       (227,500)
Exercise of options       0     3,579    34,504          0                       0          0         38,083
                  ---------   ------- ---------  ---------               ---------   --------      ---------
Balance at
December 31, 1998 2,500,000   223,392 9,518,356   (299,800)            (10,600,461)         0      1,341,487



See accompanying notes to consolidated financial statements

                    PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows

                                Years Ended  December 31,
                                  1998         1997         1996
                             ------------  ------------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES
Net income (loss)            $ (4,713,288)    (2,588,121)    4,026,058
Adjustments to reconcile
 net income (loss) to net
 cash used in operating
 activities:
 Depreciation of leased
 equipment                      2,326,725        513,193       607,795
 Other depreciation and
 amortization                     347,561        218,630       146,555
 Amortization of debt
 financing fees                   121,563        121,563        30,719
 Non-cash gain on
 securitization                  (374,444)    (2,850,064)   (4,859,389)
 Provision for credit losses    4,300,000      7,000,000       342,000
Changes in assets and
 liabilities:
 Rentals on leased
 equipment and other
 receivables                      701,170     (1,158,565)   (4,366,474)
 Other assets                    (622,134)      (511,828)     (196,605)
 Accrued expenses and
 other liabilities               (568,532)       586,666       911,023
                               ----------     ----------    ----------
Net cash provided by
 (used in) operating
 activities                     1,518,621      1,331,474    (3,358,318)

CASH FLOWS FROM INVESTING
 ACTIVITIES
Cost of equipment acquired
 for lease                    (157,947,581) (146,861,738) (178,734,731)
Customer deposits and
 payments on direct
 finance leases and loans        8,769,940     9,793,153    10,806,507
Purchase of equipment and
 furniture                        (266,738)     (514,884)     (225,455)
Investment in inventory
 finance receivables            (4,208,860)   (1,450,840)            0
Proceeds from sales of
 finance receivables           135,818,184   165,003,773   178,562,299
                              ------------   -----------   -----------
Net cash provided by
 (used in) investing
 activities                    (17,835,055)   25,969,464    10,408,620

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 subordinated debt                       0             0     5,000,000
Net proceeds from issuance
 of preferred stock and
 warrants                                0             0     2,297,287
Proceeds from exercise of
 options                            38,080         3,775         2,663
Payment of debt financing
 fees                                    0             0      (608,143)
Preferred stock dividends         (227,500)     (228,750)      (55,625)
Other liabilities                3,911,099      (505,235)    3,256,297
Net increase (decrease
 in notes payable               11,287,982   (30,061,573)  (11,881,332)
                               -----------   -----------   -----------
Net cash provided by (used
 in) financing activities       15,009,661   (30,791,783)   (1,988,853)

Increase (decrease) in
 cash and cash equivalents      (1,306,773)   (3,490,845)    5,061,449
Cash and cash equivalents:
 Beginning of year               3,572,553     7,063,398     2,001,949
                               -----------   -----------   -----------
 End of year              $      2,265,780     3,572,553     7,063,398
                               ===========   ===========   ===========
Cash paid during the year
 for interest             $      2,819,259     3,827,759     3,030,240
                               ===========  ============   ===========

See accompanying notes to consolidated financial statements


                             PRIME CAPITAL CORPORATION
                      Notes to Consolidated Financial Statements
                     Years Ended December 31, 1998, 1997 and 1996

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

   Gains on sale of Financial Contracts sold through securitization transactions are recorded as the difference between the proceeds received from the sale of senior and subordinated securities including amounts deposited in restricted cash reserve accounts (Prime's residual interest), plus the estimated value of excess cash flows, less future losses expected to arise from recourse obligations related to the sale of the Financial Contracts and related insurance expenses, and the carrying value of the Financial Contracts.

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

   The Company also enters into transactions to sell Financial Contracts, either in single contract or pool transactions. Gains on such contracts are calculated as the difference between the proceeds received, net of related selling expenses, and the carrying amount of the related Financial Contracts adjusted for ongoing recourse obligations of the Company, if any.

   (e) Allowance for Credit Losses and Estimated Recoveries

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

   An account is reported as charged off at the time the account is to be repurchased under the Company's recourse obligations of a securitization or other structured financing transaction. The Company's recourse obligations generally require an account to be repurchased if the lessee or borrower declares bankruptcy, the collateral is repossessed, or the account becomes more than 120 days past due.

   At the time an account is charged-off, the initial charge-off is recorded net of an estimated recovery that is expected to be realized in the future. Examples of such recoveries include continuing payments from lessees or borrowers, payments from guarantors, proceeds from the sale of equipment or other collateral, proceeds from insurance contracts, or settlement proceeds from law suits or other actions brought against obligors. Depending upon the method of recovery, the time for which it takes the Company to receive cash will vary. In many cases, particularly those involving litigation, it may take more than one year from the time the account is charged-off to when the Company begins receiving cash recoveries.

   (f) Portfolio Servicing Fees

   The Company generally agrees to continue servicing the receivable portfolio it has sold or securitized. Servicing fees are received monthly and recorded as fee income as earned.

   (g) Cash and Cash Equivalents

   Cash and cash equivalents are comprised of highly liquid instruments with original maturities of 90 days or less.

   (h) Restricted Cash

   In connection with each securitization completed by the Company, certain cash reserves are set aside for credit enhancement of the securitization pools. These reserve balances are reported as restricted cash and included in the Company's net investment in securitized receivables. Cash reserve accounts are initially funded from the proceeds received from the securitization and are increased by the excess spread realized from the receipt of payments from borrowers or lessees over the payments due to the securitization noteholders. In the event of default or delinquency by a borrower or lessee, payments to the noteholder are disbursed from the cash reserve fund. Typically, the cash reserve funds become available as unrestricted cash to the Company once all contracts in the securitization pool are paid in full, however, payout is sometimes sooner depending upon the specific pool indenture agreement.

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

   (n)  Reclassifications

     Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

(2)  Net Investment in Direct Financing Leases and Loans

     The components of the net investment in direct financing leases and loans as of December 31 were as follows:

                                         1998            1997
                                      ------------- ------------
     Minimum lease and loan payments   $33,878,535    21,849,420
     Estimated unguaranteed residual
       value of leased equipment            98,091       512,708
     Initial direct costs                    6,577         6,576
     Unearned income                    (6,659,022)   (4,477,202)
     Allowance for uncollectible
        accounts                          (611,677)      (10,000)
                                        ----------     ---------
     Net investment in direct
       financing leases and loans      $26,712,504     17,881,502
                                        ==========     ==========

     At December 31, 1998, the Financial Contracts in the Company's portfolio consisted primarily of medical, software, telecommunication, specialty vehicle and other equipment with average initial contract terms of 39 months.

     The following table summarizes the minimum lease and loan payments to be received and the estimated unguaranteed residual values of maturing direct financing leases and loans in each of the next five years and thereafter:

                                     Estimated
                    Minimum          Unguaranteed
     Years Ending   Lease and        Residual
     December 31,   Loan Payments    Values
     ------------   --------------   ------------
     1999           $ 9,503,696         64,318
     2000             8,327,469              0
     2001             6,088,729         17,740
     2002             4,684,853         11,033
     2003             3,596,482          5,000
    Thereafter        1,677,306              0
    ------------    -----------      ---------
     Total          $33,878,535         98,091
     ============   ===========      =========

(3)  Leased Equipment, Net of Accumulated Depreciation

                                           1998       1997
                                      -----------  ----------
     Equipment under operating leases $12,570,734   4,214,274
     Accumulated depreciation          (2,352,903)    (26,177)
                                       ----------   ---------
     Net                              $10,217,831   4,188,097
                                       ==========   =========

     At December 31, 1998, the minimum lease payments to be received under operating leases for each of the next five years and thereafter were as follows:

     Years Ending      Minimum Lease
     December 31,         Payments
     ------------      --------------
     1999                   3,044,715
     2000                   2,418,498
     2001                   1,645,644
     2002                     774,988
     2003                     285,556
                             --------
     Total                 $8,169,401
                            =========

(4)  Net Investment in Securitized Receivables, Including Restricted Cash.

     The components of net investment in securitized receivables as of December 31 were as follows:

                                     1998        1997
                                 -----------  -----------
     Restricted cash             $ 6,360,236   6,745,049
     Reserve advances                323,775   1,057,439
     Notes receivable              7,593,014   1,215,145
     Servicer advances             2,357,440     239,707
     Estimated excess spread         872,441   1,041,359
     Allowance for credit losses  (5,117,974) (2,499,504)
                                  ----------   ---------
     Total                       $12,388,932   7,799,195
                                  ==========  ==========

The Company acts as servicer for each of its securitizations as well as its assets in various warehouse credit facilities. As servicer, the Company receives funds due its affiliated special purpose entities. These funds, certain of which were required to be transferred to these entities in 1998 and were transferred in 1999, are included in accrued expenses and other liabilities and totaled $6,742,681 and $3,563,195, at December 31, 1998 and 1997,
respectively.

(5)  Allowance for Credit Losses

                                 1998      1997       1996
                             ----------  ---------  ---------
     Balance at beginning
       of year              $2,509,504    1,998,994  1,120,767
     Initial reserves
       charged against gains
       on sales of finance
       receivables           1,595,494    1,688,890    776,367
     Additional provisions
       for credit losses     4,300,000    7,000,000    342,000
     Charge-offs, net of
       estimated recoveries (2,675,347)  (8,178,380)  (240,140)
                             ----------   ---------  ---------
     Balance at end of year $5,729,651    2,509,504  1,998,994
                             =========    =========  =========

     At December 31, 1998, 1997 and 1996, loss reserves were included as components of the net investment in securitized receivables and net investment in direct financing leases and loans. Also at December 31, 1996, $600,000 of loss reserves were included in accrued expenses and other liabilities. Estimated recoveries are included in other receivables and totaled $3,119,000 and $5,088,000 at December 31, 1998 and 1997, respectively.

(6)  Investments Available-for-Sale

     During 1998, the Company realized a $1,907,000 gain from the sale of warrants that were received in connection with originating a lease transaction. At the date the warrants were received by the Company, they were determined to have no material value. There were no securities available-for-sale at December 31, 1998. The gain is included in other income.

     At December 31, 1997, the Company held available-for-sale securities with estimated fair values of $1,005,000 consisting entirely of gross unrealized gains attributable to warrants to acquire shares of common stock of a customer of the Company. Available-for-sale securities are reported in other assets.


 (7) Notes Payable

     Notes payable consisted of the following as of December 31:

                                          1998       1997
                                     ------------ ----------
     Warehouse Credit Facilities     $23,999,992  14,387,022
     Asset Backed Securities
      for Operating Leases             3,352,367           0
     Other                               292,970   1,970,325
                                      ----------  ----------
     Total                           $27,645,329  16,357,347
                                      ==========  ==========

     The underlying equipment and lease or loan contracts secure borrowings under the warehouse credit facilities. The weighted average interest at December 31, 1998 was 8.01% per annum.

   (a)  Warehouse Credit Facilities

    At December 31, 1998, the Company had a total of $188.0 million of available credit under four separate agreements.

     (i)  Securitization Funding Facility

     In November 1997, the Company entered into a $75.0 million credit facility, in December 1998, the total amount of available credit was increased to $100.0 million. The facility allows the Company, on an ongoing basis, to transfer and sell finance lease receivables to a wholly-owned, bankruptcy remote, special purpose entity, Prime Receivables Finance Corporation I, which will sell such receivables to one or more trusts. Each trust will issue two classes of certificates of beneficial ownership, a senior certificate and a residual interest that will be owned by the Company. Transfers and sales of finance lease receivables pursuant to the facility, other than operating leases, are accounted for as sales under SFAS 125 and the related gains on the sale are recognized on the date of such transfers. The credit facility expires November 13, 2000.

     At December 31, 1998, $74,964,000 was utilized under this facility including $5.6 million which was attributable to operating leases. At December 31, 1998, this interest rate was 6.03% per annum.

     (ii) Other Credit Facilities

     At December 31, 1998, the Company had credit available totaling $88.0 million under three other credit facilities. At December 31, 1998, $17.2 million was utilized under these facilities. These credit facilities will be used to fund Financial Contracts that arise during the normal course of business. These credit facilities expire as follows: $75.0 million in April 1999, $3.0 million in May 1999 and $10.0 million in June, 1999.
The Company plans to negotiate the renewal of these facilities in the second calendar quarter of 1999.

  (b)  Other Matters

     The warehouse credit facilities contain certain covenants and restrictions with which the Company must comply. (See Note 8 to the consolidated financial statements).

(8)  Subordinated Debt and Preferred Stock with Warrants

     On October 4, 1996, Prime received $7,500,000 cash and incurred approximately $800,000 in expenses, in exchange for a $5.0 million principal amount of five year, 12.5% subordinated debentures and 25,000 shares of $100 par value 9.0% Dividend non-voting Preferred Stock with warrants to purchase 499,606 shares of the Company's common stock at $1.00 per share. In May 1999, the Company changed the exercise price to be $.01 per share. Expenses related to the transaction were allocated between the subordinated debt, preferred stock and warrants based upon their fair value. Expenses allocated to the subordinated debt were capitalized and are being amortized over five years. The unamortized balance of these expenses were included in other assets on the Company's consolidated balance sheets at December 31, 1998 and 1997. Amortization of $122,000 in 1998 and 1997, and $31,000 in 1996 is included in interest expense on the Company's Consolidated Statements of Operations.
The warrants were exercisable in March 1998 and the right to exercise the warrants expires in September 2006.

     The Company's various debt agreements contain restrictions on, among other things, the payment of dividends and the amount of recourse indebtedness that can be incurred. Furthermore, the Company is required to maintain a minimum adjusted tangible net worth (as defined), and the Company may not exceed a specified ratio of total recourse liabilities (as defined) to adjusted tangible net worth and is required to maintain minimum debt service coverage ratios
(as defined). The Company was not in default of any of its debt agreements, or had received waivers for certain matters of non-compliance, at December 31, 1998.


(9)  Sales and Securitization of Financial Receivables

     During the year ended December 31, 1998, the Company securitized Financial Contracts totaling $171.1 million.

     During the year ended December 31, 1997, the Company securitized Financial Contracts in two transactions totaling $89.6 million. Also, during 1997, the Company sold a pool of Financial Contracts for $44.0 million.

     During 1996, the Company permanently financed certain assets and liabilities carried on the Company's consolidated balance sheet through the issuance and sale of equipment lease and loan backed securities with aggregate contract values of $151.6 million. For financial reporting purposes, the assets and liabilities were removed from the consolidated balance sheets.

     The Company also sold equipment or assigned the related Financial Contracts to third parties with an aggregate contract value of $37.3 million, $44.0 million and $36.4 million during the years ended December 31, 1998, 1997, and 1996 respectively.

     The net gains from all sales and securitizations totaled $3.6 million, $7.2 million, and $7.1 million during the years ended December 31, 1998, 1997, and 1996, respectively.

(10) Income Taxes

     The Company's net income tax provision after consideration of the tax effect from utilizing net operating loss carryforwards and passive activity loss carryforwards was zero for the years ended December 31, 1998, 1997, and 1996.

     The reported income tax expense differs from the "expected" tax expense (benefit) as follows:

                                   1998        1997       1996
                               -----------  ---------  ---------
     Computed "expected" tax
       expense (benefit)       $(1,602,518)  (880,000)  1,369,000
     State income tax expense
       (benefit) net of Federal
       income tax expense         (229,287)  (126,000)    201,000
     Other, net                     27,620     17,000      15,000
     Net operating loss
      and passive activity loss
      (utilized) benefit not
      recognized                 1,804,185    989,000  (1,585,000)
                                 ---------   --------   ---------
     Total expense             $         0          0           0
                                 =========   ========   =========

Deferred tax assets and liabilities at December 31, 1998 and 1997 include:

                                         1998        1997
                                     -----------  -----------
  Deferred Tax Assets:
    Net operating and passive
    activity loss carryforwards      $ 7,199,450    9,567,000
  Investment tax credit carryforward     506,475      554,000
  AMT credit carryforward                228,567      135,000
  Financial statement reserves not
    currently deductible for tax
    purposes                             248,995      253,000
                                       ---------   ----------
  Gross deferred tax assets            8,183,487   10,509,000

  Less:  Valuation allowance          (6,443,961)  (7,574,000)
                                       ---------   ----------
  Total deferred tax assets            1,739,526    2,935,000
                                       ---------   ----------

  Deferred Tax Liabilities:
  Difference in securitization
    accounting for tax purposes
    and financial statement purposes   1,325,184    2,527,000
  Other, net                             414,342      408,000
                                       ---------   ----------

  Total deferred tax liabilities       1,739,526    2,935,000
                                       ---------   ----------
  Net deferred taxes                 $         0            0
                                       =========   ==========

The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized. In assessing whether to recognize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The ultimate realization of deferred tax assets is largely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company decreased the valuation allowance for net deferred tax assets by approximately $1,130,000 for the year ended December 31, 1998. This was due mainly to a reduction in the passive activity loss carryforwards of certain subsidiaries.

At December 31, 1998, the Company had passive activity loss carryforwards of $14.7 million and net operating loss carryforwards of $3.8 million. The passive activity loss carryforwards do not expire and must be used before the net operating loss carryforwards. However, the passive losses cannot be used against passive interest/"portfolio" income. Therefore, the net operating loss carryforwards are applied against "portfolio" income, which totaled $469,000 for 1998. The net operating loss carryforwards expire as follows: $610,000 in 2001, $1,238,000 in 2002, $1,215,000 in 2003, $102,000 in 2004, $5,000 in 2005,
$575,000 in 2006, and $55,000 thereafter through 2018.

At December 31, 1998, the Company had $506,000 of investment tax credit carry-forwards available to reduce Federal income taxes, which if unused, will expire at various times from 1999 through 2001. In addition, the Company has alternative minimum tax ("AMT") credit carryforwards of approximately $229,000 which do not expire and are available to reduce regular Federal income taxes.

(11) Commitments and Contingencies

     The Company rents office space under various operating lease agreements expiring during the next five years. The following is a schedule of future minimum rental payments required under these leases and does not include the Company's proportionate share of future real estate taxes and building operating expenses.

     Year ending
     December 31,    Amount
     ------------ ---------
     1999           267,000
     2000           229,000
     2001           233,000
     2002           243,000
     2003         $ 253,000

     Rent expense, including the Company's share of real estate taxes and building operating expenses, for the years ended December 31, 1998, 1997, and 1996 was $474,000, $404,000, and $295,000, respectively.

     As of December 31, 1998, the Company had commitments to finance approximately $226.2 million of Financial Contracts. The management of the Company believes that funding for these Financial Contracts will be obtained through the normal course of business.

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

                                 1998         1997       1996
                              -----------  ---------  ----------
     Net income (loss)
      available to common
      shareholders
     As Reported             $ (4,940,788)  (2,816,871) 3,970,433
     Pro Forma               $ (5,181,585)  (3,145,813) 3,712,230

     Basic net income (loss)
     per common share
     As Reported             $      (1.14)       (0.66)      0.93
     Pro Forma               $      (1.19)       (0.73)      0.87

     Diluted net income
     (loss) per common share
     As Reported             $      (1.14)       (0.66)      0.85
     Pro Forma               $      (1.19)       (0.73)      0.80

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 126%, 71%, and 78%; risk-free interest rates of 6.00%, 5.97%, and 6.12%; and expected lives of 5 years for 1998, 1997 and 1996. Additional adjustments were made regarding a 5.5% estimated forfeit rate on the grants for the years following the initial date of grant, beginning in 1996.

     A summary of the status of the Company's Stock Option Plan as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below:

                      1998            1997            1996
                 ---------------- --------------- ---------------
                        Weighted-       Weighted-       Weighted-
                         Average         Average         Average
                        Exercise        Exercise        Exercise
                 Shares   Price  Shares   Price  Shares   Price
                -------- ------- ------ -------- ------ --------
Shares under
 option at
 beginning of
 year            590,583  $3.20   573,500 $ 2.47  336,094 $ 1.28
Options granted  182,500   1.98   146,000   5.89  289,500   4.37
Options expired        0      0         0      0  (24,094) 10.59
Options
 terminated     (207,500)  3.87  (117,017)  2.52  (18,000)  1.25
Options
  exercised      (71,583)  0.53  ( 11,900)  0.32  (10,000)  0.27
Shares under
 option at end
 of year         494,000   2.85   590,583 $ 3.20  573,500 $ 2.47
Options
 exercisable
 at end of year  293,008   2.14   279,912 $ 1.43  236,150 $ 0.39
Weighted average
 fair value of
 options granted
 during the year        $1.42          $3.73          $ 2.59

The following table summarizes information about stock options outstanding as of
December 31, 1998:

                        Options Outstanding   Options Exercisable
                       ---------------------  ------------------
                       Weighted-
                       average     Weighted-            Weighted-
Range of     Number    remaining   average              average
exercise     of        contractual exercise  Number     exercise
prices       shares    life        price     of shares  price
----------------------------------------------------------------
$ .01-$1.50  270,500   6.44 years   $ 0.86   193,335     $ 0.63
$1.51-$3.00    6,500   8.84 years     1.89     1,334       1.88
$3.01-$4.50   50,000   7.92 years     4.00    33,334       4.00
$4.51-$6.00  167,000   8.55 years     5.76    65,005       5.68
----------------------------------------------------------------
Total        494,000   7.33 years   $ 2.85   293,008     $ 2.14
================================================================

(13) Employee Benefit Plan

     During 1985, the Company established a defined contribution benefit plan under Internal Revenue Code (the "Code") section 401(a) with a cash deferred benefit arrangement under section 401(k) of the Code. The plan covers all employees. Contributions to the plan are based on percentages of employee contributions plus discretionary contributions determined annually by the Board of Directors. Contributions of $89,700 and $98,400 were made for the benefit of the plan participants in 1998 and 1997, respectively. There were no contributions made in 1996.

(14) Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                1998         1997       1996
                            ------------   --------- ----------
Numerator:
  Net income (loss)        $ (4,713,288)  (2,588,121)  4,026,058
  Preferred dividends          (227,500)    (228,750)    (55,625)
                            ------------   ---------  ----------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders      $ (4,940,788)  (2,816,871)  3,970,433
                            ===========    =========  ==========


Denominator:
  Denominator for basic
   earnings per share-
   weighted average shares   4,345,902     4,293,799   4,282,610

Effect of dilutive securities
 - Options and warrants              0             0     386,352
                            ----------     ---------  ----------
Denominator for diluted
earnings per share-
adjusted weighted
average shares and
assumed conversions           4,345,902    4,293,799   4,668,962
                            ===========    =========  ==========

Basic earnings (loss)
  per share                $      (1.14)       (0.66)       0.93
                            ===========    =========  ==========
Diluted earnings (loss)
per share                  $      (1.14)       (0.66)       0.85
                            ===========    =========  ==========

(1) In 1998 and 1997, the weighted average shares under the diluted computation have an anti-dilutive effect, therefore diluted earnings per share will be shown equal to basic earnings per share.

For additional disclosures regarding the Employee Stock Options and Warrants, see Notes 8 and 13 to the consolidated financial statements.


(15)  Subsequent Event

      On May 4, 1999, the Company completed the sale of Financial Contracts by issuing asset-backed notes. The notes were issued through the Company's wholly-owned subsidiaries, Prime Finance Corporation 1999-A-1 and Prime Finance Corporation 1999-A-2. The initial aggregate principal amount of the notes was $74.0 million. The Company's wholly-owned subsidiary, Prime Leasing, Inc., will act as servicer for this pool of Financial Contracts.


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

                                      PRIME CAPITAL CORPORATION
                                             (Registrant)



Date:  May 28, 1999                   /S/ James A. Friedman
                                          James A. Friedman
                                          President, Chairman and Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of May, 1999.

     Signature                                  Title


/s/ James A. Friedman              President, Chairman, and Chief
                                   Executive Officer
James A. Friedman                  (Principal Executive Officer)


/s/ Vern E. Landeck                Vice President and
                                   Chief Financial Officer
Vern E. Landeck                    (Principal Financial Officer)


Directors


/s/ James A. Friedman                    /s/ William D. Smithburg
James A. Friedman                        William D. Smithburg


/s/ Mark P. Bischoff                     /s/ Robert R. Youngquist
Mark P. Bischoff                            Robert R. Youngquist


/s/ John R. Walter
John R. Walter

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 PRIME CAPITAL CORPORATION
                                       (Registrant)


Date:  May 28, 1999
                                          James A. Friedman
                                          President, Chairman and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of May, 1999.

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



        John R. Walter