Form 10QSB
period 1999-03-31
PRIME CAPITAL CORP
filed 1999-06-03
CIK 791013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB


(Mark one)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No___

As of March 31, 1999, there were 4,467,840 shares of common stock outstanding.


                PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                                   INDEX


                                                                  PAGE


PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements

           Consolidated Statements of Operations --
            Three Months Ended
            March 31, 1999 and 1998                                  3

          Consolidated Balance Sheets --
            March 31, 1999 and December 31, 1998                     4

          Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1999 and 1998               5

          Notes to Consolidated Financial Statement                  6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7-11

PART II.  OTHER INFORMATION                                         12

SIGNATURES                                                          13

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                  Consolidated Statements of Operations
                               (Unaudited)

                                                Three Months Ended March 31,
                                                     1999         1998
Revenues:
    Fee income                               $ 2,232,773         976,778
    Direct financing leases and loans            487,585         786,026
    Rentals on operating leases                  856,721         300,436
    Interest income                              441,189         178,264
    Other income                                 173,363       1,497,759
      Total revenues                           4,191,631       3,739,263

Expenses:

    Depreciation on leased equipment             649,860         192,315
    Interest                                     819,069         594,576
    Provision for credit losses                   50,000               0
    Selling, general and administrative        2,412,555       2,212,468
      Total expenses                           3,931,484       2,999,359

Income before income taxes                       260,147         739,904

Income taxes                                           0               0
Net income                                     $ 260,147         739,904

Basic earnings per share                       $    0.05            0.16

Dilutive earnings per share                    $    0.04            0.14

See accompanying notes to consolidated financial statements.


                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                  March 31,    December 31,
ASSETS                                              1999           1998
                                                (Unaudited)     (Audited)

Cash and cash equivalents                      $ 2,806,766       2,265,780
Receivables:
    Operating lease rentals                         63,218         143,371
    Inventory finance receivables                7,137,326       5,659,700
    Other                                        4,655,016       4,386,922
Net investment in direct financing leases
    and loans                                   36,094,676      26,712,504
Investment in securitized receivables,
    including restricted cash                   14,855,990      12,388,932
Leased equipment, net of accumulated
    depreciation                                10,222,508      10,217,831
Deposits on equipment                                    0          91,082
Equipment and furniture, net of accumulated
    depreciation                                   645,355         715,326
Other assets                                     1,564,404       1,554,105
    Total assets                                78,045,259      64,135,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   27,107,508      27,645,329
Accounts payable for equipment                  25,411,253      16,106,095
Accrued expenses and other liabilities          15,907,072      11,586,839
Deposits and advances                            3,074,042       2,455,803


Subordinated debt                                5,000,000       5,000,000
   Total liabilities                            76,499,875      62,794,066

Stockholders' equity
    Preferred stock, $100 par value:
       authorized 250,000 shares,
       issued 25,000 shares                      2,500,000       2,500,000
    Common stock, $0.05 par value:
       authorized 10,000,000 shares; issued
       4,467,840 and 4,467,840 shares at
       March 31, 1999 and December 31, 1998,
       respectively                                223,392         223,392
    Additional paid-in capital                   9,518,356       9,518,356
    Accumulated deficit                        (10,396,564)    (10,600,461)
    Treasury stock, at cost, 94,200 shares        (299,800)       (299,800)
      Total stockholders' equity                 1,545,384       1,341,487

Total liabilities and stockholders' equity      78,045,259      64,135,553

See accompanying notes to consolidated financial statements.

                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                                  (Unaudited)


                                             Three Months Ended March 31,
                                                   1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $  260,147     739,904
   Adjustments to reconcile net income
     to net cash provided by or used in
     operating activities:
       Depreciation of leased equipment             649,861     192,315
       Other depreciation and amortization          168,056      58,326
       Amortization of debt financing fees           30,391      30,391
       Non-cash gain on securitization of
        receivables                                 333,453  (1,165,196)
       Provision for credit losses                   50,000           0
   Changes in assets and liabilities:
       Other receivables                         (2,539,103) (1,516,453)
       Other assets                                 (46,667)   (210,261)
       Accrued expenses and other liabilities     1,253,055     876,772
Net cash provided by (used in) operating
  activities                                        159,193    (994,202)

CASH FLOWS FROM INVESTING ACTIVITIES
   Cost of equipment acquired for lease         (41,584,379)(41,902,425)
   Customer deposits and payments on direct
     finance leases and loans                     3,522,585   1,828,154
   Purchase of equipment and furniture               (1,026)    (38,527)
   Investment in inventory finance receivables   (1,477,626) (1,158,598)
   Proceeds from sales of finance receivables    37,711,087  35,246,651
Net cash provided by (used in) investing
  activities                                     (1,829,359) (6,024,745)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of options                       0       6,438
  Preferred stock dividends                         (56,250)    (56,250)
  Other liabilities                               2,805,223     895,336
  Net increase (decrease) in notes payable         (537,821)  3,603,960
Net cash provided by (used in) financing
  activities                                      2,211,152   4,449,484

Increase (decrease) in cash and cash equivalents    540,986  (2,569,463)

Cash and cash equivalents:
   Beginning of period                            2,265,780   3,572,553
   End of period                              $   2,806,766   1,003,090
Cash paid during the period for interest      $     519,137     527,786


See accompanying notes to consolidated financial statements.

               PRIME CAPITAL CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Basis of Presentation

The interim financial statements have been prepared by Prime Capital
Corporation ("the Company" or "Prime Capital"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been included. However, results for interim periods are not necessarily indicative of the results that may be expected for a full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and related notes and schedules included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in the March 31, 1999 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

Sales and Securitizations of Finance Receivables During the Three Months Ended March 31, 1999 and 1998

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

The following table summarizes the sale and securitization of Financial Contracts completed during the three months ended March 31, 1999 and 1998.

                                          Three Months Ended March 31,
                                             (Amounts in thousands)
Description                  Date              1999         1998
---------------------   ---------------     ---------     --------
Prime Finance
  Corporations 1998-A-1   March, 1998
    and 1998-A-2                                    0      38,937
True sale facility        Various              21,952           0
Other sale transactions                        13,230           0
                                            ---------     -------
Total                                      $   35,182      38,937
                                            =========     =======


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

Results of Operations For The Three Months Ended March 31, 1999 and 1998.

The Company activated financial contracts totaling $49.6 million in 1999, an increase from the $33.6 million activated in 1998.

Fee income increased $1.2 million, or 128.6%, to $2.2 million in 1999 from $1.0 million in 1998. Fee income includes gain from the securitization of financial contracts of $0.7 million in 1999 and $0.5 million in 1998. The March 1998 gain from sale of contracts has been reduced by a $745,000 loss attributable to the $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, and excludes any gain or loss attributable to the $5.0 million of prefunded receivables.

Direct financing lease income decreased $298,000, or 38.0%, to $488,000 in 1999 from $786,000 in 1998. This decrease is attributable to a shorter holding period of financial contracts resulting in lower average contract balances held in the warehouse.

Rentals on leased equipment increased $557,000, or 185.2%, to $857,000 in 1999 from $300,000 in 1998. Depreciation of leased equipment increased $458,000, or 237.9%, to $650,000 in 1999 from $192,000 in 1998.

Interest income increased $263,000, or 147.5%, to $441,000 in 1999 from $178,000 in 1998.

Other income decreased $1.3 million, or 88.4%, to $0.2 million in 1999 from $1.5 million in 1998. Other income for March 1998, includes a $1.4 million gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Interest expense increased $224,000, or 37.8%, to $819,000 in 1999 from $595,000 in 1998, primarily due to higher average borrowings under the Company's warehouse credit facilities.

Provision for credit losses was $50,000 in 1999. There was no provision for credit losses in 1998.

Selling, general and administrative expenses increased $0.2 million, or 9.0%, to $2.4 million in 1999 from $2.2 million in 1998. Employee compensation and related costs, including commissions, accounted for 68.5% and 59.4% of total selling, general and administrative expenses in 1999 and 1998, respectively.
The Company had 73 and 68 employees at March 31, 1999 and 1998, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.

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

The Company has incurred charge-offs totaling $2,675,000 and $8,178,000 during the years ended December 31, 1998 and 1997, respectively. During 1997, the charge-offs were caused by a small number of customers that represented a relatively significant investment in the Company's various pools of securitized receivables. During 1998, the charge-offs predominately stemmed from contracts that had been originated by third-party broker-business originated between May 1996 through May 1997.

When recording charge-offs, legal fees and other costs reduce estimated recoveries. However, salaries paid to employees directly associated with pursuing recoveries are expensed as incurred.

The Company has recorded additional provisions for credit losses totaling $4,300,000 and $7,000,000 during the years ended December 31, 1998 and 1997, respectively. These provisions were recorded to replenish the allowance for credit losses, and are exclusive of the Company's policy to record provisions against current period new business originations. The allowance for credit losses totaled $5.2 million and $5.7 million at March 31, 1999 and December 31, 1998, respectively. Management believes that it has adequately reserved for its future credit losses, including potential charge-offs that might stem from contracts originated by third-party broker-business between May 1996 and May 1997.

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

At December 31, 1998, the Company had credit available totaling $188.0 million under four credit facilities. These credit facilities will be used to fund Financial Contracts that arise during the normal course of business. During the first and second calendar quarters of 1999, $78.0 million of these facilities expired. The Company plans to negotiate the renewal of these facilities in the second calendar quarter of 1999.

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

Forward-Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Form 10-QSB, the words and phrases "expects", "intends", "believes", "will seek", and "will realize" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results, performance or achievements expressed in, or implied by, these forward-looking statements.


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


                      PRIME CAPITAL CORPORATION
                             (Registrant)



June 3, 1999              /s/ Vern Landeck

                              Vern Landeck, Vice President and
                                 Chief Financial Officer

                              Vern Landeck is the Principal Financial and
                              Accounting Officer and has been duly authorized to sign on behalf of the Registrant




June 3, 1999               /s/ James A. Friedman

                               James A. Friedman, Chief Executive Officer



EXHIBIT 11

                       PRIME CAPITAL CORPORATION
                   Computation of Earnings Per Share
                            (Unaudited)


                              Three Months Ended March 31,
                                  1999             1998
                               ----------       ----------

Numerator:
  Net income                   $  260,147          739,904
  Preferred dividends             (56,250)         (56,250)
                                ---------         --------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders          $  203,897          683,654
                                =========        =========

Denominator:
  Denominator for basic
   earnings per share-
   weighted average shares      4,373,648        4,333,158

Effect of dilutive securities:
  Options and warrants            433,663          621,165
                                 ---------       ---------
Denominator for diluted
earnings per share-
adjusted weighted
average shares and
assumed conversions              4,807,311       4,954,323
                                 =========       =========

Basic earnings per share        $     0.05            0.16
                                 =========       =========

Diluted earnings per share      $     0.04            0.14
                                 =========       =========

Options to purchase an average of 219,500 shares of common stock at prices between $4.00 and $6.00 per share in 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase an average of 100,000 shares of common stock at prices between $5.25 and $6.00 per share in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

This schedule contains summary financial information extracted from SEC Form 10QSB and is qualified in its entirety by reference to such financial statements. Individual data items on this schedule may not add up due to rounding.

[PERIOD-TYPE]                           3-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            MAR-31-1999
[CASH]                                    2,806,766
[SECURITIES]                                      0
[RECEIVABLES]                            68,027,368
[ALLOWANCES]                             (5,221,143)
[INVENTORY]                                       0
[CURRENT-ASSETS]                                  0
[PP&E]                                    2,303,659
[DEPRECIATION]                           (1,658,304)
[TOTAL-ASSETS]                           78,045,259
[CURRENT-LIABILITIES]                             0
[BONDS]                                   5,000,000
[PREFERRED-MANDATORY]                             0
[PREFERRED]                               2,500,000
[COMMON]                                    223,392
[OTHER-SE]                               (1,178,008)
[TOTAL-LIABILITY-AND-EQUITY]             78,045,259
[SALES]                                           0
[TOTAL-REVENUES]                          4,191,631
[CGS]                                             0
[TOTAL-COSTS]                                     0
[OTHER-EXPENSES]                          3,062,415
[LOSS-PROVISION]                             50,000
[INTEREST-EXPENSE]                          819,069
[INCOME-PRETAX]                             260,147
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                               0
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                                260,147
[EPS-BASIC]                                  0.05
[EPS-DILUTED]                                  0.04

