Form 10QSB
period 1999-06-30
PRIME CAPITAL CORP
filed 1999-08-04
CIK 791013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


                                 (Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1999

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

As of June 30, 1999, there were 4,467,840 shares of common stock outstanding.




                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                                    INDEX


                                                               PAGE


PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three and Six Months Ended
            June 30, 1999 and 1998                                3

          Consolidated Balance Sheets --
            June 30, 1999 and December 31, 1998                   4

          Consolidated Statements of Cash Flows --
            Six Months Ended June 30, 1999 and 1998               5

          Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   7-10

PART II.  OTHER INFORMATION                                      10

SIGNATURES                                                       11



                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (Unaudited)

                         Three Months Ended June 30,  Six Months Ended June 30,
                                1999        1998         1999          1998

Revenues:
 Fee income                    2,393,665   1,501,217    4,626,438     2,432,953
 Direct financing leases
   and loans                     227,649     486,929      715,234     1,272,954
 Rentals on operating leases     870,308   1,003,688    1,727,030     1,304,124
 Interest income                 456,944     258,232      898,133       481,537
 Other income                    228,893     587,018      402,254     2,084,778
                               ---------   ---------    ---------     ---------
  Total revenues               4,177,459   3,837,084    8,369,089     7,576,346

Expenses:
Depreciation on leased
  equipment                      681,170     858,355    1,331,030     1,050,670
Interest                         723,308     928,861    1,542,377     1,523,437
Provision for credit losses       50,000     150,000      100,000       150,000
Selling, general and
 administrative                2,436,352   2,356,896    4,848,906     4,569,363
                               ---------   ---------    ---------     ---------
  Total expenses               3,890,830   4,294,112    7,822,313     7,293,470

Income (loss) before income
  taxes                          286,629    (457,028)     546,776       282,876

Income taxes                          -            -            -             -
                               --------    ---------    ---------      ---------
Net Income                       286,629    (457,028)     546,776       282,876
                               =========   =========    =========     =========

Basic earnings per share      $     0.05       (0.12)        0.10          0.04
                               =========   =========    =========      ========

Dilutive earnings per share   $     0.05       (0.12)        0.09          0.03
                               =========   =========    =========      ========

See accompanying notes to consolidated financial statements.


                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                     June 30,       December 31,
ASSETS                                                 1999             1998
                                                    (Unaudited)      (Audited)
Cash and cash equivalents                          $ 1,837,640        2,265,780
Receivables:
  Operating lease rentals                               67,009          143,371
  Inventory finance receivables                      8,786,795        5,659,700
  Other                                              4,570,266        4,386,922
Net investment in direct financing
  leases and loans                                   4,191,178       26,712,504
Investment in securitized receivables,
  including restricted cash                         17,374,578       12,388,932
Leased equipment, net of accumulated depreciation   10,012,979       10,217,831
Deposits on equipment                                        0           91,082
Equipment and furniture, net of accumulated
  depreciation                                         574,357          715,326
Other assets                                         1,747,946        1,554,105
                                                    ----------       ----------
   Total assets                                    $49,162,748       64,135,553
                                                    ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                      $19,262,742       27,645,329
Accounts payable for equipment                       8,637,411       16,106,095
Accrued expenses and other liabilities              11,623,407       11,586,839
Deposits and advances                                2,829,937        2,455,803
Subordinated debt                                    4,539,502        5,000,000
                                                    ---------        ----------
   Total liabilities                                46,892,999       62,794,066
                                                    ----------       ----------
Stockholders' equity
  Preferred stock, $100 par value:
    authorized 250,000 shares, issued 25,000
    shares                                           2,500,000        2,500,000
  Common stock, $0.05 par value:
    authorized 10,000,000 shares; issued
    4,467,840 and 4,434,598 shares in
    1999 and 1998, respectively                        223,392          223,392
  Additional paid-in capital                        10,012,967        9,518,356
  Accumulated deficit                              (10,166,810)     (10,600,461)
  Treasury stock, at cost, 94,200 shares
    at June 30, 1999 and 1998                         (299,800)        (299,800)
                                                    ----------       ----------
   Total stockholders' equity                        2,269,749        1,341,487
                                                    ----------       ----------

   Total liabilities and stockholders' equity      $49,162,748       64,135,553
                                                    ==========       ==========

See accompanying notes to consolidated financial statements.


                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (Unaudited)


                                                     Six Months Ended June 30,
                                                       1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $    546,776       282,876
  Adjustments to reconcile net income
    to net cash provided by (used in)
     operating activities:
      Depreciation of leased equipment                1,331,031     1,050,670
      Other depreciation and amortization               372,761       125,379
      Amortization of debt financing fees                60,781        60,782
      Non-cash gain on securitization of receivables   (908,319)   (1,165,196)
      Provision for credit losses                       100,000       150,000
  Changes in assets and liabilities:
      Other receivables                              (4,184,309)    2,156,621
      Other assets                                     (401,275)       98,218
      Accrued expenses and other liabilities          1,456,922    (4,458,951)
                                                     ----------     ---------
Net cash provided by (used in) operating activities  (1,625,632)   (1,699,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for lease              (96,173,558)  (81,275,937)
  Customer deposits and payments on direct
    finance leases and loans                          4,859,728     5,530,307
  Purchase of equipment and furniture                    (1,026)     (128,777)
  Investment in inventory finance receivables        (3,127,095)   (2,563,317)
  Proceeds from sales of finance receivables        105,817,465    69,790,892
                                                    -----------    ----------
Net cash provided by (used in) investing activities  11,375,514    (8,646,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                           0         7,687
  Preferred stock dividends                            (113,126)     (113,125)
  Other liabilities                                  (1,682,309)     (929,592)
  Net increase (decrease) in notes payable           (8,382,587)    7,620,600
                                                    -----------     ---------
Net cash provided by (used in) financing activities (10,178,022)    6,585,570

Decrease in cash and cash equivalents                  (428,140)   (2,831,271)

Cash and cash equivalents:
  Beginning of period                                 2,265,780     3,572,553
                                                     ----------     ---------
  End of period                                    $  1,837,640       741,282
                                                     ==========     =========

Cash paid during the year for interest             $  1,601,582     1,454,889
                                                     ==========     =========

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

Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in the June 30, 1999 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.


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


Sales and Securitizations of Finance Receivables During the Six Months
----------------------------------------------------------------------
Ended June 30, 1999 and 1998
----------------------------

The following table summarizes the sale and securitization of Financial Contracts completed during the six months ended June 30, 1999 and 1998.

                                            Six Months Ended June 30,
                                             (Amounts in thousands)
Description                  Date              1999         1998
---------------------   ---------------     ---------     ---------

True Sale Facility        Various           $ 59,731         19,255
Prime Finance
   Corporations 1999-A-1  May, 1999
    and 1999-A-2                              12,014              0
Prime Finance
  Corporations 1998-A-1   March, 1998
    and 1998-A-2                                   0         38,937
                                             -------        -------
Subtotal                                      71,745         58,192
Other sale transactions                       37,054         15,767
                                             -------        -------
Total                                       $108,799         73,959
                                             =======        =======

In May 1999, the Company completed the sale of Financial Contracts by issuing asset-backed notes. The notes were issued through the Company's wholly-owned subsidiaries, Prime Finance Corporation 1999-A-1 and Prime Finance Corporation 1999-A-2.

The initial principal amount of the notes issued by PFC 1999A totaled $74.0 million, which included $57.9 million of receivables related to Financial Contracts previously sold through the Company's true sale facility and $4.1 million of proceeds from the assignment of rentals and residual values of operating leases. Proceeds attributable to operating lease contracts are reported as debt in the Company's financial statements.

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

Results of Operations For The Six Months Ended June 30, 1999 and 1998
=====================================================================

The Company activated financial contracts totaling $87.2 million in 1999, an increase from the $77.8 million in 1998.

Fee income increased $2.2 million, or 90.2%, to $4.6 million in 1999 from $2.4 million in 1998. Fee income includes gain from the sale and securitization of financial contracts totaling $3.6 million in 1999 and $1.7 million in 1998. The 1998 gain from sale of contracts has been reduced by a $745,000 loss attributable to the $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, and excludes any gain or loss attributable to the $5.0 million of prefunded receivables.

Direct financing lease income decreased $0.6 million, or 43.8%, to $0.7 million in 1999 from $1.3 million in 1998. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $0.4 million, or 32.4%, to $1.7 million in 1999 from $1.3 million in 1998. Depreciation of leased equipment increased $0.2 million, to $1.3 million in 1999 from $1.1 million in 1998.

Interest income increased $416,000, or 86.5%, to $898,000 in 1999 from $482,000 in 1998. The increase primarily relates to higher average investment in securitized receivables.

Other income decreased $1.6 million, or 80.7%, to $0.4 million in 1999 from $2.0 million in 1998. Other income for March 1998, includes a $1.9 million gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Interest expense remained constant at $1.5 million in 1999 as compared to 1998.

Provision for credit losses was $100,000 and $150,000 in 1999 and 1998, respectively. (See "Credit Losses").

Selling, general and administrative expenses increased $0.3 million, or 6.1%, to $4.9 million in 1999 from $4.6 million in 1998. Employee compensation and related costs, including commissions, accounted for 67.6% and 61.7% of total selling, general and administrative expenses in 1999 and 1998, respectively.
The Company had 74 and 71 employees at June 30, 1999 and 1998, respectively. Selling, general and administrative expenses have increased primarily due to the hiring of additional employees and the increase in the serviced financial contract portfolio.


Results of Operations For The Three Months Ended June 30, 1999 and 1998
=======================================================================

The Company activated financial contracts totaling $37.5 million in 1999, a decrease of 18.7% from the $44.5 million activated in 1998.

Fee income increased $0.9 million, to $2.4 million in 1999 from $1.5 million in 1998. Fee income includes gain from the sale and securitization of financial contracts totaling $1.8 million in 1999 and $1.1 million in 1998.

Direct financing lease income decreased $259,000, or 53.2%, to $228,000 in 1999 from $487,000 in 1998. The decrease is due to shorter holding period of financial contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment decreased $0.1 million, to $0.9 million in 1999 from $1.0 million in 1998. Depreciation of leased equipment decreased $177,000, to $681,000 in 1999 from $858,000 in 1998.

Interest income increased $199,000, or 77.0%, to $457,000 in 1999 from $258,000 in 1998. The increase primarily relates to higher average investment in securitized receivables.

Other income decreased $358,000, or 61.0%, to $229,000 in 1999 from $587,000 in 1998. Other income for June 1998, includes a $503,000 gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Interest expense decreased $206,000, or 22.1%, to $723,000 in 1999 from $929,000 in 1998, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Provision for credit losses was $50,000 and $150,000 in 1999 and 1998, respectively. (See "Credit Losses").

Selling, general and administrative expenses remained constant at $2.4 million in 1999 as compared to 1998. Employee compensation and related costs, including commissions, accounted for 66.7% and 63.8% of total selling, general and administrative expenses in 1999 and 1998, respectively.
The Company had 74 and 71 employees at June 30, 1999 and 1998, respectively.

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

The Company has recorded additional provisions for credit losses totaling $4,300,000 and $7,000,000 during the years ended December 31, 1998 and 1997, respectively. These provisions were recorded to replenish the allowance for credit losses, and are exclusive of the Company's policy to record provisions against current period new business originations. The allowance for credit losses totaled $5.4 million and $5.7 million at June 30, 1999 and December 31, 1998, respectively

Liquidity and Capital Resources
-------------------------------

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

At December 31, 1998, the Company had credit available totaling $188.0 million under four credit facilities which are used to fund Financial Contracts that arise during the normal course of business. During the first and second calendar quarters of 1999, $78.0 million of these facilities expired. The Company plans to negotiate the renewal of these facilities in the second half of 1999.

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

During May 1999, the Company amended certain terms and conditions of its 1996 subordinated debt agreement. One of the amended terms adjusted the exercise price of the warrants issued in connection with the subordinated debt. The Company agreed to change the exercise price of the warrants to purchase 499,606 shares of common stock from $1.00 per share to $0.01 per share. As a result of this amendment, $494,610 has been credited to additional paid-in capital and a corresponding charge for deferred interest has reduced subordinated debt. The deferred interest is being amortized over the remaining term of the subordinated debt.

Management believes that in order to meet its ongoing liquidity needs, the Company will require additional capital resources to supplement the expected cash flows of its operating activities and anticipated borrowings under its warehouse financing facilities. The Company expects to complete one or more sales of securitizations of financial contracts before the end of the year. The Company is also exploring other sources of liquidity to satisfy its need for additional capital resources.

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

The Company believes that its information technology ("IT") systems are year 2000 compliant. The Company also has several non-IT systems, including voice mail and phone systems, which use dates electronically that are being reviewed for compliance. The Company expects to have all systems year 2000 compliant by the end of the third quarter of 1999 and plans to complete comprehensive, full system testing in the third quarter of 1999. The Company believes that significant third parties in which the Company conducts business with, including parties to the Company's credit facilities, are or will be year 2000 compliant by January 1, 2000.

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


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Prime Capital's shareholders was held on July 21, 1999 and was re-convened until July 30, 1999. The following items were voted upon and ratified:

The following members of the board of directors were elected to hold office until the next Annual Meeting: James A. Friedman, William D. Smithburg, John R. Walter, Robert R. Youngquist and Mark P. Bischoff. Each director received at least 4,355,109 shares cast in favor of the motion, no shares were cast against the motion and 16,750 shares abstained.


The proposal regarding amending the 1997 Stock Option Plan was authorized. 3,077,809 shares were cast in favor of the motion, 114,037 shares were cast against the motion and 18,100 shares abstained.

The election of the accounting firm of KPMG LLP as auditors of the
Company for the current fiscal year was voted upon and ratified. 4,364,409 shares were cast in favor of the motion, 450 shares were cast against the motion and 7,000 shares abstained.


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


                        PRIME CAPITAL CORPORATION
                              (Registrant)





August 4, 1999           /s/ Vern Landeck__________________

                         Vern Landeck, Chief Financial Officer

                         Vern Landeck is the Principal Financial
                         and Accounting Officer and has been duly authorized to sign on behalf of the Registrant




August 4, 1999           /s/ James A. Friedman

                         James A. Friedman, Chief Executive Officer


EXHIBIT 11

                        PRIME CAPITAL CORPORATION
                    Computation of Earnings Per Share
                               (Unaudited)


                                Three Months             Six Months
                               Ended June 30,           Ended June 30,
                               1999         1998        1999        1998
                             ------------------------  ---------------------
Numerator:
  Net income                 $  286,629     (457,028)    546,776    282,876
  Preferred dividends           (56,875)     (56,875)   (113,125)  (113,125)
                              ---------    ---------    --------   --------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders        $  229,754     (513,903)    433,651    169,751
                              =========    =========   =========   ========
Denominator:
  Denominator for basic
  earnings per share-
  weighted average shares     4,326,108    4,340,287   4,349,878  4,336,722

Effect of dilutive securities:
  Options and warrants          585,848      604,170     509,756    612,668
                              ---------    ---------   ---------  ---------
Denominator for diluted
  earnings per share-
  adjusted weighted
  average shares and
  assumed conversions         4,911,956    4,944,457   4,859,634  4,949,390
                              =========    =========   =========  =========

Basic earnings per share     $     0.05        (0.12)       0.10       0.04
                              =========    =========   =========  =========

Diluted earnings per share   $     0.05        (0.12)       0.09       0.03
                              =========    ==========  =========  =========


Options to purchase an average of 120,100 shares of common stock at prices between $1.67 and $6.00 per share in 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase an average of 167,500 shares of common stock at prices between $4.94 and $6.00 per share in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


This schedule contains summary financial information extracted from SEC Form 10QSB and is qualified in its entirety by reference to such financial statements. Individual data items on this schedule may not add up due to rounding.


[ARTICLE]5

[PERIOD-TYPE]                           6-MOS
[FISCAL-YEAR-END]                       DEC-31-1998
[PERIOD-END]                            JUN-30-1999
[CASH]                                    1,837,640
[SECURITIES]                                      0
[RECEIVABLES]                            39,249,169
[ALLOWANCES]                             (5,434,538)
[INVENTORY]                                       0
[CURRENT-ASSETS]                                  0
[PP&E]                                    2,303,659
[DEPRECIATION]                           (1,729,301)
[TOTAL-ASSETS]                           49,162,748
[CURRENT-LIABILITIES]                             0
[BONDS]                                   4,539,502
[PREFERRED-MANDATORY]                             0
[PREFERRED]                               2,500,000
[COMMON]                                    223,392
[OTHER-SE]                                 (453,643)
[TOTAL-LIABILITY-AND-EQUITY]             49,162,748
[SALES]                                           0
[TOTAL-REVENUES]                          8,369,089
[CGS]                                             0
[TOTAL-COSTS]                                     0
[OTHER-EXPENSES]                          6,179,936
[LOSS-PROVISION]                            100,000
[INTEREST-EXPENSE]                        1,542,377
[INCOME-PRETAX]                             546,776
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                               0
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                                546,776
[EPS-BASIC]                                  0.05
[EPS-DILUTED]                                  0.05