Form 10QSB
period 1999-09-30
PRIME CAPITAL CORP
filed 1999-11-22
CIK 791013

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


                                 (Mark one)
  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

As of September 30, 1999, there were 4,467,840 shares of common stock outstanding.


                 PRIME CAPITAL CORPORATION AND SUBSIDIARIES
                                    INDEX


                                                               PAGE

PART I.   FINANCIAL INFORMATION
     Item 1.   Financial Statements

          Consolidated Statements of Operations --
            Three and Nine Months Ended
            September 30, 1999 and 1998                           3

          Consolidated Balance Sheets --
            September 30, 1999 and December 31, 1998              4

          Consolidated Statements of Cash Flows --
            Nine Months Ended September 30, 1999 and 1998         5

          Notes to Consolidated Financial Statements              6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   6-11

PART II.  OTHER INFORMATION                                      12

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           12

     Item 6.   Exhibits & Reports on 8-K                         12

                 Exhibit Index                                   12

                 Reports on Form 8-K                             12

SIGNATURE                                                        13









                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                   PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                    Consolidated Statements of Operations
                                 (Unaudited)

                             Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                             1999         1998          1999          1998

Revenues:
 Fee income                   1,600,725    1,558,960     6,227,163    3,991,913
 Direct financing
   leases and loans              19,239      487,457       734,473    1,760,411
 Rentals on
   operating leases             875,500    1,067,993     2,602,530    2,372,117
 Interest income                713,856      226,111     1,611,989      707,648
 Other income                   157,032      104,684       559,286    2,189,462
                             ----------   ----------    ----------   ----------
  Total revenues              3,366,352    3,445,205    11,735,441   11,021,551

Expenses:
 Depreciation on leased
   equipment                    679,725      864,720     2,010,755    1,915,389
 Interest                       681,262      771,730     2,223,639    2,278,680
 Provision for credit losses    650,001            -       750,001      150,000
 Selling, general and
   administrative             2,329,483    2,221,497     7,178,389    6,807,347
                             ----------   ----------    ----------   ----------
  Total expenses              4,340,471    3,857,947    12,162,784   11,151,416

Income (loss) before income
   taxes                       (974,119)    (412,742)     (427,343)    (129,865)
Income taxes                          -            -             -            -
                             ----------   ----------    ----------   ----------
Net loss                       (974,119)    (412,742)     (427,343)    (129,865)
                             ==========   ==========    ==========   ==========

Basic earnings per share:   $     (0.24)       (0.11)        (0.14)       (0.07)
                             ==========   ==========    ==========   ==========

Dilutive earnings per share:$     (0.24)       (0.11)        (0.14)       (0.07)
                             ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.








                  PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                                September 30,       December 31,
ASSETS                                             1999                 1998
                                                (Unaudited)          (Audited)
Cash and cash equivalents                       $    519,916         2,265,780
Receivables:
  Operating lease rentals                             78,363           143,371
  Inventory finance receivables                    8,157,283         5,659,700
  Other                                            6,170,283         4,386,922
Net investment in direct financing
  leases and loans                                 6,198,363        26,712,504
Investment in securitized receivables,
  including restricted cash                       16,787,619        12,388,932
Leased equipment, net of accumulated
  depreciation                                     9,374,369        10,217,831
Deposits on equipment                                     -             91,082
Equipment and furniture, net of accumulated
  depreciation                                       553,363           715,326
Other assets                                       1,673,151         1,554,105
                                                 -----------        ----------
   Total assets                                 $ 49,512,710        64,135,553
                                                 ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                   $ 19,032,051        27,645,329
Accounts payable for equipment                     5,396,741        16,106,095
Accrued expenses and other liabilities            15,675,450        11,586,839
Deposits and advances                              3,579,664         2,455,803
Subordinated debt                                  4,590,670         5,000,000
                                                 -----------        ----------
   Total liabilities                              48,274,576        62,794,066
                                                 -----------        ----------
Stockholders' equity
  Preferred stock, $100 par value:
    authorized 250,000 shares, issued 25,000       2,500,000         2,500,000
  Common stock, $0.05 par value:
    authorized 10,000,000 shares; issued
    4,467,840 and 4,447,098 shares in
    1999 and 1998, respectively                      223,392           223,392
  Additional paid-in capital                      10,012,967         9,518,356
  Accumulated deficit                            (11,198,425)      (10,600,461)
  Treasury stock, at cost, 94,200 shares
    at September 30, 1999 and 1998                  (299,800)         (299,800)
                                                 -----------        ----------
   Total stockholders' equity                      1,238,134         1,341,487
                                                 -----------        ----------

   Total liabilities and stockholders' equity   $ 49,512,710        64,135,553
                                                 ===========        ==========

See accompanying notes to consolidated financial statements.

                PRIME CAPITAL CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                Nine Months Ended September 30,
                                                       1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $   (427,343)    (129,865)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation of leased equipment                 2,010,756    1,915,389
      Other depreciation and amortization                665,379      190,082
      Amortization of debt financing fees                 91,172       91,172
      Non-cash gain on securitization of receivables    (237,283)  (1,165,196)
      Provision for credit losses                        750,001      150,000
  Changes in assets and liabilities:
      Other receivables                               (6,558,605)  (3,624,747)
      Other assets                                      (931,020)     156,502
      Accrued expenses and other liabilities           1,196,638    3,545,930
                                                     -----------    ---------
Net cash provided by (used in) operating activities   (3,440,305)   1,129,267

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cost of equipment acquired for lease              (140,532,580)(115,125,964)
  Customer deposits and payments on direct
    finance leases and loans                           6,297,081    8,131,210
  Purchase of equipment and furniture                    (51,821)    (147,231)
  Investment in inventory finance receivables         (2,497,583)  (2,499,403)
  Other investing activities                          (1,732,962)           -
  Proceeds from sales of finance receivables         146,366,190   91,879,557
                                                     -----------   ----------
Net cash provided by (used in)
  investing activities                                 7,848,325  (17,761,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of options                            -        9,249
  Preferred stock dividends                             (170,625)    (168,750)
  Other liabilities                                    2,630,018   (2,056,194)
  Net increase (decrease) in notes payable            (8,613,277)  17,175,993
                                                    ------------   ----------
Net cash provided by (used in) financing activities   (6,153,884)  14,960,298

Decrease in cash and cash equivalents                 (1,745,864)  (1,672,266)

Cash and cash equivalents:
  Beginning of period                                  2,265,780    3,572,553
                                                    ------------   ----------
  End of period                                    $     519,916    1,900,287
                                                    ============   ==========

Cash paid during the year for interest             $   1,942,345    2,208,327
                                                    ============   ==========

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

Certain reclassifications have been made to the 1998 financial statements to conform to the classifications used in the September 30, 1999 financial statements. These reclassifications had no effect on net income or stockholders' equity as previously reported.

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

In order to continue to meet its on-going short-term and long-term liquidity requirements, the Company needs to increase its capital base. Prime has hired Tucker Anthony Cleary Gull "Tucker Cleary") to provide advisory investment banking services to the Company in its capital raising efforts. The outcomes of Tucker Cleary's activities may include the sale of certain assets of the Company, or other strategic alternatives.

The operating results of Prime Capital are primarily affected by the following factors: (1) the volume of Financial Contract activations, (2) the amount and timing of Financial Contract sales, (3) the level of operating expenditures required to originate and service the volume of Financial Contract activations and sales, and (4) credit losses.

Sales and Securitizations of Finance Receivables During the Nine Months
=======================================================================
Ended September 30, 1999 and 1998
================================

The following table summarizes the sale and securitization of Financial Contracts completed during the nine months ended September 30, 1999 and 1998.

                                         Nine Months Ended September 30,
                                             (Amounts in thousands)
Description                  Date              1999         1998
---------------------     ---------------   ---------     ---------

True Sale Facility        Various           $  96,041        42,053
Prime Finance
  Corporation 1999-A-1
  and 1999-A-2            May, 1999            12,014             -
Prime Finance
  Corporation 1998-A-1
    and 1998-A-2          March, 1998               -        38,937
                                             --------      --------
Subtotal                                      108,055        80,990

Other sale transactions                        37,989        15,865
                                             --------      --------
Total                                       $ 146,044        96,855
                                             ========      ========

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

In the fourth quarter of 1999, the Company has reached capacity on its credit facilities and is not able to originate all of the Financial Contracts available to it. Several sales of Financial Contracts are planned for the fourth quarter, which, when completed will provide the Company with sufficient warehouse capacity.

Results of Operations For The Nine Months Ended September 30, 1999 and 1998
===========================================================================

The Company activated Financial Contracts totaling $135.0 million in 1999, an increase from the $116.3 million activated in 1998.

Fee income increased $2.2 million, or 56%, to $6.2 million in 1999 from $4.0 million in 1998. Fee income includes gain from the sale and securitization of Financial Contracts of $4.5 million in 1999 and $2.7 million in 1998. The 1998 gain from sale of contracts has been reduced by a $745,000 loss attributable to the $62.2 million of receivables related to the consolidation of certain securitizations completed in prior years, and excludes any gain or loss attributable to the $5.0 million of prefunded receivables.

Direct financing lease income decreased $1.0 million, or 58.3%, to $0.7 million in 1999 from $1.8 million in 1998. The decrease is due to shorter holding period of Financial Contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment increased $0.2 million, or 9.7%, to $2.6 million in 1999 from $2.4 million in 1998. Depreciation of leased equipment increased $0.1 million, or 5.0%, to $2.0 million in 1999 from $1.9 million in 1998.

Interest income increased $0.9 million, or 127.8%, to $1.6 million in 1999 from $0.7 million in 1998. This increase primarily relates to higher average investment in securitized receivables.

Other income decreased $1.6 million, or 74.5%, to $0.6 million in 1999 from $2.2 million in 1998. Other income for 1998 includes a $1.9 million gain from the sale of warrants that were received by the Company in connection with originating a lease transaction.

Interest expense decreased $0.1 million, or 2.4%, to $2.2 million in 1999 from $2.3 million in 1998.

Provision for credit losses was $750,000 and $150,000 in 1999 and 1998, respectively. (See "Credit Losses").

Selling, general and administrative expenses increased $0.4 million, or 5.5%, to $7.2 million in 1999 from $6.8 million in 1998. Employee compensation and related costs, including commissions, accounted for 67.4% and 62.2% of total selling, general and administrative expenses in 1999 and 1998, respectively.

Selling, general and administrative expenses have increased, however the rate of increase has declined. The increase is primarily due to an increase in the serviced Financial Contract portfolio partially offset by a reduction in the number of employees. At September 30, 1999, the Company had 68 employees compared with 74 at June 30, 1999 and 75 at September 30, 1998.

Results of Operations For The Three Months Ended September 30, 1999 and 1998
============================================================================

The Company activated Financial Contracts totaling $42.0 million in 1999, an increase of 8.8% from the $38.6 million activated in 1998.

Fee income remained constant at $1.6 million in 1999 as compared to 1998. Fee income includes gain from the sale and securitization of financial contracts of $0.9 million in 1999 and $1.0 million in 1998.

Direct financing lease income decreased $468,000, or 96.1%, to $19,000 in 1999 from $487,000 in 1998. The decrease is due to shorter holding period of Financial Contracts and lower average contract balances held in the warehouse.

Rentals on leased equipment decreased $0.2 million, or 18.0%, to $0.9 million in 1999 from $1.1 million in 1998. Depreciation of leased equipment decreased $185,000, or 21.4%, to $680,000 in 1999 from $865,000 in 1998.

Interest income increased $488,000 to $714,000 in 1999 from $226,000 in 1998. The increase primarily relates to higher average investment in securitized receivables.

Other income increased $52,000, or 50.0%, to $157,000 in 1999 from $105,000 in 1998.

Interest expense decreased $91,000, or 11.7%, to $681,000 in 1999 from $772,000 in 1998, primarily due to lower average borrowings under the Company's warehouse credit facilities.

Selling, general and administrative expenses increased $0.1 million, or 4.9%, to $2.3 million in 1999 from $2.2 million in 1998. Employee compensation and related costs, including commissions, accounted for 67.0% and 63.6% of total selling, general and administrative expenses in 1999 and 1998, respectively.

Selling, general and administrative expenses have increased, however the rate of increase has declined. The increase is primarily due to an increase in the serviced Financial Contract portfolio partially offset by a reduction in the number of employees. At September 30, 1999, the Company had 68 employees compared with 74 at June 30, 1999 and 75 at September 30, 1998.

Credit Losses
=============

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

The Company has incurred charge-offs totaling $2,675,000 and $8,178,000 during the years ended December 31, 1998 and 1997, respectively. Charge-offs totaled $1.8 million during the nine months ended September 30, 1999. During 1997, the charge-offs were caused by a small number of customers that represented a relatively significant investment in the Company's various pools of securitized receivables. During 1999 and 1998, the charge-offs predominately stemmed from contracts that had been originated by third-party broker-business originated between May 1996 through May 1997.

When recording charge-offs, legal fees and other costs reduce estimated recoveries. However, salaries paid to employees directly associated with pursuing recoveries are expensed as incurred.

The Company has recorded additional Provisions for credit losses totaling $750,001, $4,300,000, and $7,000,000 during the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, respectively. These provisions were recorded to replenish the Allowance for credit losses, and are exclusive of the Company's policy to record provisions against current period new business originations. As of September 30, 1999, the Company has an Allowance for credit losses of $6.2 million, which is 2.25% of its portfolio after taking into consideration the current quarter Provision of $650,001.
The Allowance credit losses totaled $5.7 million at December 31, 1998.

Estimated recoveries are included in other receivables and totaled $5.2 million and $3.1 million at September 30, 1999 and December 31, 1998, respectively.

Liquidity and Capital Resources
===============================

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

At December 31, 1998 and September 30, 1999, the Company had credit available totaling $188.0 million and $110.0 million, respectively under its credit facilities which are used to fund Financial Contracts that arise during the normal course of business. In October 1999, $100.0 million of these facilities were renewed until March 31, 2000. During the first and second calendar quarters of 1999, $78.0 million of these facilities expired. The Company plans to negotiate the replacement of these facilities.

During November 1999, the Company had fully utilized its credit facilities and suffered an interruption in its ability to fund all of its flow of new Financial Contracts. Several sales of Financial Contracts are planned for the fourth quarter, which, when completed, will provide the Company with sufficient warehouse capacity. In the event that these sales of Financial Contracts do not close, fourth quarter results will be negatively impacted.

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

Management believes that in order to meet its short-term and long-term liquidity needs, the Company will require additional capital resources to supplement the expected cash flows of its operating activities and anticipated borrowings under its warehouse financing facilities. The Company expects to complete one or more sales of Financial Contracts before the end of the year, which, when completed, will cure its current warehouse capacity shortage. The Company is also exploring other sources of liquidity to satisfy its need for additional capital resources. The Company has hired an investment banking firm to explore financial and strategic capital alternatives.


Year 2000 Compliance
====================

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

The Company believes that its information technology ("IT") systems are year 2000 compliant. The Company also has several non-IT systems, including voice mail and phone systems, which use dates electronically that have been reviewed and are compliant. The Company believes that significant third parties in which the Company conducts business with, including parties to the Company's credit facilities, are or will be year 2000 compliant by January 1, 2000.

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

Forward-Looking Statements
==========================

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

Item 6.  Exhibits and Reports on Form 8-K

  a)   Exhibit Index

       Exhibit No.    Description

          11             Statement Regarding Computation of Per Share Earnings

          27             Financial Data Schedule

  b)   Reports on Form 8-K

       On November 1, 1999, the Company reported the resignation of its public accountants, KPMG LLP. Form 8-K was amended on November 11, 1999 to incorporate a letter furnished by KPMG LLP agreeing with the statements made by the Company in the original filing.







                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PRIME CAPITAL CORPORATION
                              (Registrant)





November 22, 1999        /s/ Vern E. Landeck__________________

                         Vern E. Landeck, Chief Financial Officer

                         Vern E. Landeck is
                         the Principal Financial and Accounting
                         Officer and has been duly authorized to
                         sign on behalf of the Registrant




November 22, 1999         /s/ James A. Friedman-------------------

                         James A. Friedman, Chief Executive Officer








EXHIBIT 11

                        PRIME CAPITAL CORPORATION
                    Computation of Earnings Per Share
                               (Unaudited)

                              Three Months Ended       Nine Months Ended
                                 September 30,          September 30,
                              1999         1998        1999        1998
                             ------------------------  ---------------------
Numerator:
  Net loss                    $ (974,119)    (412,742)   (427,343)   (129,865)
  Preferred dividends            (57,500)     (55,625)   (170,625)   (168,750)
                               ---------    ---------     --------   --------
Numerator for basic
  and diluted earnings
  per share-income
  (loss) available to
  common shareholders         $(1,031,619)   (468,367)    (597,968)  (298,615)
                               =========    =========    =========   ========
Denominator:
  Denominator for basic
  earnings per share-
  weighted average shares      4,373,648    4,351,016    4,357,801  4,343,869

Effect of dilutive securities:
  Options and warrants           859,307      527,991      684,580    570,330
                               ---------    ---------    ---------  ---------
Denominator for diluted
  earnings per share-
  adjusted weighted
  average shares and
  assumed conversions          5,232,955    4,879,007    5,042,381  4,914,199
                               =========    =========    =========  =========

Basic earnings per share      $    (0.24)       (0.11)       (0.14)     (0.07)
                               =========    =========    =========  =========

Diluted earnings per share    $    (0.24)       (0.11)       (0.14)     (0.07)
                               =========    =========    =========  =========

In 1999 and 1998, the weighted average shares under the diluted computations have an anti-dilutive effect, therefore diluted earnings per share will be shown equal to basic earnings per share.

Options to purchase an average of 94,500 shares of common stock at prices between $2.02 and $6.00 per share in 1999 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase an average of 190,000 shares of common stock at prices between $4.25 and $6.00 per share in 1998 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

This schedule contains summary financial information extracted from SEC Form 10QSB and is qualified in its entirety by reference to such financial statements. Individual data items on this schedule may not add up due to rounding.

[ARTICLE]5

[PERIOD-TYPE]                                  9-MOS
[FISCAL-YEAR-END]                        DEC-31-1998
[PERIOD-START]                           JAN-01-1999
[PERIOD-END]                            SEPT-30-1999
[CASH]                                       519,916
[SECURITIES]                                       0
[RECEIVABLES]                            49,465,248
[ALLOWANCES]                             (6,227,761)
[INVENTORY]                                       0
[CURRENT-ASSETS]                                  0
[PP&E]                                    2,354,455
[DEPRECIATION]                           (1,801,091)
[TOTAL-ASSETS]                           49,512,710
[CURRENT-LIABILITIES]                             0
[BONDS]                                   4,590,670
[PREFERRED-MANDATORY]                             0
[PREFERRED]                               2,500,000
[COMMON]                                    223,392
[OTHER-SE]                               (1,485,258)
[TOTAL-LIABILITY-AND-EQUITY]             49,512,710
[SALES]                                           0
[TOTAL-REVENUES]                         11,735,441
[CGS]                                             0
[TOTAL-COSTS]                                     0
[OTHER-EXPENSES]                          9,189,144
[LOSS-PROVISION]                            750,001
[INTEREST-EXPENSE]                        2,223,639
[INCOME-PRETAX]                            (427,343)
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                               0
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                               (427,343)
[EPS-BASIC]                                 (0.14)
[EPS-DILUTED]                                 (0.14)